Form 10-Q
period 2020-09-30
Outset Medical, Inc.
filed 2020-11-12
CIK 1484612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-39513

Outset Medical, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-0514392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3052 Orchard Dr. San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (669) 231-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OM	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of October 30, 2020, the registrant had 42,700,611 shares of common stock, $0.001 par value per share, outstanding.

i

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating it. These risks include, but are not limited to, the following:

•	We have a history of net losses, and we expect to continue to incur losses for the foreseeable future. If we ever achieve profitability, we may not be able to sustain it.

•	We may not be able to sufficiently reduce costs in the manufacturing and production of the Tablo system to achieve sustainable gross margins.

•	The commercial success of Tablo will depend upon attaining significant market acceptance among providers and patients.

•	We currently derive substantially all of our revenue from the sale of Tablo and associated consumables and are therefore highly dependent on Tablo for our success.

•	Our ability to generate revenue from home-based dialysis is subject to certain risks and uncertainties, including around the adoption of Tablo in the home setting.

•	We depend upon third-party suppliers, including contract manufacturers and single source suppliers, making us vulnerable to supply problems and price fluctuations.

•	We may experience manufacturing disruptions.

•	We need to ensure strong product performance and reliability to maintain and grow our business.

•

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business.

•	If we are unable to continue to innovate and improve Tablo, we could lose customers or market share.

•	We face competition from many sources, including larger companies, and we may be unable to compete successfully.

•

We may face additional costs, loss of revenue, significant liabilities, harm to our brand, decreased use of our platform and business disruption if there are any security or data privacy breaches or other unauthorized or improper access.

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” in Part II, Item 1.A. and the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, results of operations and financial condition.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Outset Medical, Inc.

Condensed Balance Sheets

(in thousands, except per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$311,327	$36,926
Short-term investments	32,888	33,152
Accounts receivable, net	7,082	3,914
Inventories	11,810	4,596
Prepaid expenses and other current assets	4,717	1,058
Total current assets	$367,824	$79,646
Restricted cash	33,311	743
Property and equipment, net	14,412	7,895
Operating lease right-of-use assets	8,498	—
Other assets	1,977	82
Total assets	$426,022	$88,366
Labilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$5,062	$4,960
Accrued compensation and related benefits	10,850	6,956
Accrued expenses and other current liabilities	8,959	2,909
Accrued warranty liability	3,258	1,702
Deferred revenue, current	4,132	883
Operating lease liabilities, current	782	—
Term loan, current	—	7,500
Total current liabilities	33,043	24,910
Accrued interest, noncurrent	119	217
Deferred revenue, noncurrent	566	134
Operating lease liabilities, noncurrent	8,309	—
Redeemable convertible preferred stock warrant liability	—	4,285
Term loan, noncurrent	29,652	21,561
Total liabilities	71,689	51,107
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.001 par value; no shares authorized and no shares issued and outstanding as of September 30, 2020; 154,592 shares authorized and 147,214 shares issued and outstanding as of December 31, 2019	—	409,446
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 5,000 shares authorized, and no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 300,000 and 240,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 42,701 and 922 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	42	1
Additional paid-in capital	816,306	357
Accumulated other comprehensive income	1	22
Accumulated deficit	(462,016)	(372,567)
Total stockholders' equity (deficit)	354,333	(372,187)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$426,022	$88,366

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Product revenue	$10,812	$2,409	$26,435	$7,501
Service and other revenue	2,944	221	6,253	492
Total revenue	13,756	2,630	32,688	7,993
Cost of revenue:
Cost of product revenue	17,265	6,350	42,118	18,950
Cost of service and other revenue	1,617	1,574	4,024	4,065
Total cost of revenue	18,882	7,924	46,142	23,015
Gross profit	(5,126)	(5,294)	(13,454)	(15,022)
Operating expenses:
Research and development	9,175	5,708	21,066	16,698
Sales and marketing	13,344	5,009	29,870	13,376
General and administrative	13,088	2,439	21,462	6,641
Total operating expenses	35,607	13,156	72,398	36,715
Loss from operations	(40,733)	(18,450)	(85,852)	(51,737)
Interest income and other income (expense), net	(3)	569	524	2,111
Interest expense	(428)	(1,047)	(2,461)	(3,237)
Change in fair value of redeemable convertible preferred stock warrant liability	437	3,546	(93)	4,030
Loss on extinguishment of term loan	(1,567)	—	(1,567)	—
Loss before provision for income taxes	(42,294)	(15,382)	(89,449)	(48,833)
Provision for income taxes	—	20	—	20
Net loss	$(42,294)	$(15,402)	$(89,449)	$(48,853)
Net loss attributable to common stockholders, basic and diluted	$(42,294)	$(16,666)	$(47,281)	$(66,015)
Net loss per share attributable to common stockholders, basic and diluted	$(3.44)	$(18.93)	$(6.30)	$(78.77)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	12,299	880	7,508	838

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(42,294)	$(15,402)	$(89,449)	$(48,853)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	1	(8)	(21)	102
Comprehensive loss	$(42,293)	$(15,410)	$(89,470)	$(48,751)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance December 31, 2019	147,214	$409,446	922	$1	$357	$22	$(372,567)	$(372,187)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	57,782	126,758	—	—	—	—	—	—
Issuance of common stock on settlement of accrued dividend	—	(41,763)	4,850	5	41,758	—	—	41,763
Deemed dividend on settlement of accrued dividend	—	(42,530)	—	—	42,530	—	—	42,530
Stock option exercises	—	—	4	—	14	—	—	14
Stock-based compensation	—	—	—	—	580	—	—	580
Unrealized loss on available-for-sale securities	—	—	—	—	—	(35)	—	(35)
Adjustment to redemption value on redeemable convertible preferred stock	—	362	—	—	(362)	—	—	(362)
Net loss	—	—	—	—	—	—	(20,650)	(20,650)
Balance March 31, 2020	204,996	452,273	5,776	6	84,877	(13)	(393,217)	(308,347)
Stock option exercises	—	—	26	—	80	—	—	80
Stock-based compensation	—	—	—	—	683	—	—	683
Unrealized gain on available-for-sale securities	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(26,505)	(26,505)
Balance June 30, 2020	204,996	452,273	5,802	6	85,640	—	(419,722)	(334,076)
Issuance of common stock upon net exercises of Series B redeemable convertible preferred stock warrants	—	—	65	—	—	—	—	—
Cash exercises of Series C redeemable convertible preferred stock warrants	1,655	4,288	—	—	—	—	—	—
Conversion of Series A redeemable convertible preferred stock warrants to common stock warrants	—	—	—	—	1,252	—	—	1,252
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(206,651)	(456,561)	26,167	26	456,535	—	—	456,561
Issuance of common stock upon initial public offering, net of issuance costs	—	—	10,294	10	254,795	—	—	254,805
Reclassification of redeemable convertible preferred stock warrant liability to equity	—	—	—	—	3,126	—	—	3,126
Stock option exercises	—	—	373	—	1,050	—	—	1,050
Stock-based compensation	—	—	—	—	13,908	—	—	13,908
Unrealized gain on available-for-sale securities	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(42,294)	(42,294)
Balance September 30, 2020	—	$—	42,701	$42	$816,306	$1	$(462,016)	$354,333

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance December 31, 2018	147,214	$392,284	789	$1	$—	$(60)	$(287,891)	$(287,950)
Stock option exercises	—	—	25	—	76	—	—	76
Common stock warrant exercises	—	—	9	—	76	—	—	76
Stock-based compensation	—	—	—	—	239	—	—	239
Unrealized gain on available-for-sale securities	—	—	—	—	—	82	—	82
Adjustment to redemption value on redeemable convertible preferred stock	—	7,870	—	—	(391)	—	(7,479)	(7,870)
Net loss	—	—	—	—	—	—	(16,422)	(16,422)
Balance March 31, 2019	147,214	400,154	823	1	—	22	(311,792)	(311,769)
Stock option exercises	—	—	54	—	162	—	—	162
Stock-based compensation	—	—	—	—	161	—	—	161
Unrealized gain on available-for-sale securities	—	—	—	—	—	28	—	28
Adjustment to redemption value on redeemable convertible preferred stock	—	8,028	—	—	(323)	—	(7,705)	(8,028)
Net loss	—	—	—	—	—	—	(17,029)	(17,029)
Balance June 30, 2019	147,214	408,182	877	1	—	50	(336,526)	(336,475)
Stock option exercises	—	—	5	—	16	—	—	16
Stock-based compensation	—	—	—	—	236	—	—	236
Unrealized loss on available-for-sale securities	—	—	—	—	—	(8)	—	(8)
Gain on extinguishment of redeemable convertible preferred stock	—	(117,417)	—	—	—	—	117,417	117,417
Costs to adjust the redemption value on redeemable convertible preferred stock	—	(181)	—	—	—	—	—	—
Adjustment to redemption value on redeemable convertible preferred stock	—	118,862	—	—	(252)	—	(118,610)	(118,862)
Net loss	—	—	—	—	—	—	(15,402)	(15,402)
Balance September 30, 2019	147,214	$409,446	882	$1	$—	$42	$(353,121)	$(353,078)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(89,449)	$(48,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,229	1,112
Non-cash lease expense	351	337
Non-cash interest expense	497	691
Amortization (accretion) of premium (discount) on investments, net	60	(940)
Provision for accounts receivable	29	267
Provision for inventories	443	199
Loss on disposal of property and equipment	5	293
Stock-based compensation	15,171	636
Change in fair value of redeemable convertible preferred stock warrant liability	93	(4,030)
Loss on extinguishment of term loan	1,567	—
Changes in operating assets and liabilities:
Accounts receivable	(3,197)	(3,298)
Inventories	(9,236)	(5,611)
Prepaid expenses and other assets	(5,397)	(101)
Accounts payable	368	838
Accrued payroll and related benefits	3,894	991
Accrued expenses and other current liabilities	5,136	1,237
Accrued warranty liability	1,556	839
Deferred revenue	3,681	667
Accrued interest	(217)	—
Operating lease liabilities	241	(374)
Net cash used in operating activities	(73,175)	(55,100)
Cash flows from investing activities:
Purchases of property and equipment	(6,446)	(2,764)
Purchases of short-term investments	(32,884)	(88,103)
Sales and maturities of short-term investments	32,919	152,368
Net cash provided by (used in) investing activities	(6,411)	61,501
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs paid	255,728	—
Proceeds from cash exercise of redeemable convertible preferred stock warrants	4,288	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	126,758	—
Proceeds from stock option exercises	1,144	254
Proceeds from exercise of common stock warrant	—	76
Proceeds from issuance of term loan, net of issuance costs	29,630	—
Repayment of term loan and extinguishment costs	(30,985)	—
Repayment of finance lease	(8)	(6)
Payment of redeemable convertible preferred stock issuance costs	—	(181)
Net cash provided by financing activities	386,555	143
Net increase in cash, cash equivalents and restricted cash	306,969	6,544
Cash, cash equivalents and restricted cash as of beginning of period	37,669	33,415
Cash, cash equivalents and restricted cash as of end of period	$344,638	$39,959

Supplemental cash flow disclosures:
Cash paid for income taxes	$—	$35
Cash paid for interest	$2,181	$2,546
Cash paid for amounts included in the measurement of operating lease liabilities	$—	$374

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Supplemental non-cash investing and financing activities:
Reclassification of redeemable convertible preferred stock warrant liability for conversion of Series A redeemable preferred stock warrants into common stock warrants	$1,252	$—
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	$3,126	$—
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	$456,561	$—
Initial public offering issuance costs included in accrued expenses	$923	$—
Right-of-use assets obtained in exchange for lease liabilities	$8,849	$—
Transfer of inventories to property and equipment	$1,579	$—
Issuance of common stock on settlement of accrued dividend	$41,763	$—
Deemed dividend on settlement of accrued dividend	$42,530	$—
Capital expenditures included in accounts payable and accrued expenses	$601	$294
Gain on extinguishment of redeemable convertible preferred stock	$—	$117,598
Adjustment to redemption value on redeemable convertible preferred stock	$362	$134,760

The accompanying notes are an integral part of these unaudited condensed financial statements

Outset Medical, Inc.

Notes to Condensed Financial Statements

1. Description of Business

Outset Medical, Inc. (the “Company”) was originally incorporated on May 5, 2003 in the state of Delaware under the name Home Dialysis Plus, Ltd. The name of the Company was changed to Outset Medical, Inc. on January 5, 2015. Outset Medical, Inc. is a medical technology company pioneering a first-of-its-kind technology to reduce the cost and complexity of dialysis. The Tablo Hemodialysis System enables dialysis care in acute and chronic settings. The Company’s headquarters are located in San Jose, CA.

The Company’s registration statement on Form S-1 related to its initial public offering (IPO) was declared effective by the Securities and Exchange Commission (SEC) on September 14, 2020, and the Company’s common stock began trading on the Nasdaq Global Select Market on September 15, 2020. Upon the completion of the IPO, the Company sold 10,294,000 shares of common stock (which included 1,343,000 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares in connection with the IPO) at a price to the public of $27.00 per share. Including the full exercise of the underwriters’ option to purchase additional shares, the Company received aggregate net proceeds of $254.8 million after deducting offering costs, underwriting discounts and commissions of $23.1 million.

Upon the Company’s IPO, the Company recognized $13.4 million of cumulative stock-based compensation associated with stock options that vest upon the achievement of market and performance conditions satisfied on the effectiveness of the IPO (see Note 10 for further discussion).

Reverse Stock Split

In September 2020, the Company’s board of directors and shareholders approved a certificate of amendment to the amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock on a 7.9-for-one basis (the “Reverse Stock Split”) effective as of September 8, 2020. The number of authorized shares and the par values of the common stock and redeemable convertible preferred stock were not adjusted as a result of the Reverse Stock Split. In connection with the Reverse Stock Split, the conversion ratio for the Company’s outstanding redeemable convertible preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was decreased in proportion to the Reverse Stock Split. All references to common stock and options to purchase common stock share data, per share data and related information contained in these condensed financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Liquidity

Since inception, the Company has incurred net losses and negative cash flows from operations. During the nine months ended September 30, 2020 and 2019, the Company incurred a net loss of $89.4 million and $48.9 million, respectively. As of September 30, 2020, the Company had an accumulated deficit of $462.0 million.

As of September 30, 2020, the Company had cash, cash equivalents and short-term investments of $344.2 million, which are available to fund future operations, and restricted cash of $33.3 million, for a total cash, cash equivalents, restricted cash and short-term investments balance of $377.5 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. Management believes that the Company’s existing cash, cash equivalents and short-term investments, which include the proceeds from the IPO, and cash generated from revenues from its products, as well as services and other sales, will be sufficient to meet its anticipated needs for at least the next 12 months from the issuance date of the accompanying condensed financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, that are necessary for the fair statement of the Company’s financial position, results of operations, comprehensive loss and cash flows for the interim periods presented. The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three- and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations to be anticipated for any other future annual or interim period. The condensed balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2019, which are included in the final prospectus for the IPO filed with SEC pursuant to Rule 424(b) on September 16, 2020.

All share amounts disclosed in the notes to the condensed financial statements are rounded to the nearest thousand except for per share data.

Use of Estimates

The preparation of the accompanying condensed financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying condensed financial statements and the reported amounts of revenue and expenses. These judgments, estimates and assumptions are used for, but not limited to, revenue recognition, allowance for doubtful accounts, inventory valuation and write-downs, warranty obligations, the fair value of common stock and redeemable convertible preferred stock, the fair value of stock options, the fair value of the redeemable convertible preferred stock warrant liability, valuation of investments, recoverability of the Company’s net deferred tax assets and the related valuation allowance, and certain accrued expenses. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results may differ from those estimates under different assumptions or conditions and the differences may be material.

Cash, Cash Equivalents and Restricted Cash

As of September 30, 2020, the restricted cash balance of $33.3 million primarily relates to contractual obligations under the SVB Loan and Security Agreement (see Note 7) and collateral for the building leases in San Jose, CA and Tijuana Mexico. The restricted cash balance of $0.7 million as of December 31, 2019 relates to collateral for the building leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sum to the total of the amounts shown in the accompanying condensed statements of cash flows (in thousands):

	September 30,
	2020	2019
Cash and cash equivalents	$311,327	$39,216
Restricted cash	33,311	743
Total cash, cash equivalents and restricted cash	$344,638	$39,959

Fair Value of Financial Instruments

The Company determines the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability in an orderly transaction between market participants at the measurement date. The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability.

A fair value hierarchy has been established which gives precedence to fair value measurements calculated using observable inputs over those using unobservable inputs. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted prices in active markets for identical instruments;

Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments); and

Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

The Company’s cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. Management believes that its term loan bears interest at the prevailing market rates for instruments with similar characteristics; accordingly, the carrying value of this instrument approximates its fair value. Money market funds are highly liquid investments and are actively traded. The pricing information on the Company’s money market funds are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

The Company has issued redeemable convertible preferred stock warrants and estimated the fair value of these warrants using the Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The assumptions that were based on the individual characteristics of the warrants on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate. Effective on the date of the IPO, the redeemable convertible preferred stock warrants were considered to be indexed to the Company’s stock, and accordingly, the fair value of redeemable convertible preferred stock warrant liability was remeasured immediately prior to the IPO (See Note 4).

Accrued Warranty Liability

The Company generally provides a one-year warranty for defective parts and workmanship on its Tablo consoles, commencing upon the transfer of title and risk of loss to the customer. The Company accrues the estimated cost of product warranties when it invoices the customer, based on historical experience and expected results. Should actual product failure rates and material usage costs differ from these estimates, revisions to the estimated warranty liability would be required. The Company periodically assesses the adequacy of its recorded product warranty liabilities and adjusts the balance as required. Warranty expense is recorded as a component of cost of product revenue in the accompanying condensed statements of operations.

Contract Liabilities - Deferred Revenue

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records deferred revenue when revenue is recognized subsequent to invoicing. For multi-year service agreements, the Company generally invoices customers annually at the beginning of each annual coverage period. Deferred revenue that will be recognized during the 12 months following the balance sheet date is recorded as the current portion of deferred revenue and the remaining portion is recorded as noncurrent.

Redeemable Convertible Preferred Stock Warrant Liability

The Company has accounted for its freestanding warrants to purchase shares of the Company’s redeemable convertible preferred stock as liabilities at fair value upon issuance primarily because the shares underlying the warrants contained contingent redemption features outside the control of the Company. The warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized in the accompanying condensed statements of operations as the change in fair value of redeemable convertible preferred stock warrant liability. The carrying value of the warrants would continue to be adjusted until such time as these instruments are exercised, expire or convert into warrants to purchase shares of the Company’s common stock upon the completion of a liquidation event, including the completion of the IPO, which occurred on September 15, 2020. Upon the closing of the IPO, the liabilities were reclassified to additional paid-in capital, a component of Stockholders’ equity (deficit).

Revenue

The Company’s revenue is generated primarily from the sale of its products and services. Product revenue consists primarily of sales of the Tablo console and related consumables, including Tablo cartridges, used in treatment delivery. Service and other revenue consists primarily of revenue generated from consoles service contracts and other revenue from shipping and handling charged to customers.

The Company considers each product and each service contract to be a distinct performance obligation. Revenue is recognized when a performance obligation is satisfied, which occurs when control of the promised products or services is transferred to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue from product sales is recognized at a point in time when management has determined that control has transferred to the customer, which is generally when legal title has transferred to the customer. Revenue from service contracts is recognized as the output of the service is transferred to the customer over time, typically evenly over the contract term. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is also required to determine the stand-alone selling price (SSP) for each distinct performance obligation. The Company uses an observable price to estimate SSP for items that are sold separately, including customer support agreements. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs. When stand-alone selling prices have not been established for products, the Company will utilize the residual method to allocate revenue. The Company may offer additional goods or services to customers at the inception of customer contracts at prices not at SSP. This is considered a material right and an additional performance obligation of the contract. SSP is assigned based on the estimated value of the material right.

Costs associated with product sales include commissions. The Company applies the practical expedient to expense the commissions as incurred as the expected amortization period is one year or less. Commissions are recorded as sales and marketing expenses in the accompanying condensed statements of operations.

Operating Lease Arrangements

The Company enters into operating lease arrangements that contain both lease and non-lease elements. The lease element includes consoles, while non-lease elements include consumables, services and training. Revenue related to such arrangements is allocated to lease and non-lease elements based on their relative SSP. Revenue for the lease element is recognized on a straight-line basis as product revenue over the lease term in the accompanying condensed statements of operations. The costs of the consoles are included in property and equipment, net in the accompanying condensed balance sheets and amortized to cost of product revenue.

Shipping and Handling Costs

Shipping and handling charged to customers are recorded as revenue. Shipping and handling costs are expensed as incurred and are included in sales and marketing expenses.

Stock-Based Compensation

The Company’s stock-based compensation relates to stock options with a service condition, stock options with performance and market-based vesting conditions, and stock purchase rights under the Company’s Employee Stock Purchase Plan (ESPP). Stock-based compensation for its stock-based awards is based on their grant date fair value. Service-based options initially granted to an optionee generally vest at a rate of 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. Any subsequent follow-on options granted to the optionee generally vest monthly over four years. The Company estimates the fair value of stock options with a service condition and ESPP on the grant date using the Black-Scholes option-pricing model. The fair value of these stock option awards is recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur.

For stock options with performance and market-based vesting conditions, stock-based compensation is recognized when the performance vesting condition is considered probable of being satisfied. Prior to the Company’s IPO in September 2020, the Company had not recognized any stock-based compensation as the satisfaction of the performance condition was not considered probable. Upon the closing of the IPO, the Company recorded a cumulative stock-based compensation using the accelerated attribution method as the performance condition was satisfied. Compensation related to these options is not reversed if the achievement of the market condition does not occur. The fair value of these stock options is estimated using the Monte Carlo approach.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and common share equivalents of potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, warrants and awards under the Company’s equity compensation plan are considered to be potentially dilutive securities. For periods in which the Company reports net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders because potentially dilutive shares of common stock are not assumed to have been issued if their effect is antidilutive. Therefore, basic and diluted net loss per share was the same for all periods presented.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The amendments on changes in unrealized gains and losses recognized in other comprehensive income categorized within Level 3, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 as of January 1, 2020, which did not have a material impact on the condensed financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. ASU 2016-13 will be effective for the Company beginning January 1, 2023. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its financial statements.

3. Revenue and Deferred Revenue

Disaggregation of Revenue

Revenue by source consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consoles	$9,017	$1,915	$22,230	$6,248
Consumables	1,795	494	4,205	1,253
Total product revenue	10,812	2,409	26,435	7,501
Service and other revenue	2,944	221	6,253	492
Total revenue	$13,756	$2,630	$32,688	$7,993

Performance Obligations

As of September 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer service contracts that are unsatisfied or partially unsatisfied was $4.7 million, which is recorded as deferred revenue on the Company’s condensed balance sheets. Of that amount, $4.1 million will be recognized as revenue during the next 12 months and approximately $0.6 million thereafter.

Contract Liabilities

The contract liabilities consist of deferred revenue which represents payments received in advance of revenue recognition related to console service agreements and for prepayments for products or services yet to be delivered. Revenue under these agreements is recognized over the related service period. The following table summarized the Company’s contract liabilities (in thousands):

	September 30,	December 31,
	2020	2019
Deferred revenue, current	$4,132	$883
Deferred revenue, noncurrent	566	134
Total Deferred revenue	$4,698	$1,017

Revenue recorded during the three and nine months ended September 30, 2020 included $0.2 million and $0.8 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 31, 2019.

4. Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		September 30, 2020
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$43,058	$—	$—	$43,058
Short-term investments:
U.S. Treasury securities	Level 1	24,992	1	—	24,993
Corporate debt	Level 2	7,895	—	—	7,895
Total assets		$75,945	$1	$—	$75,946

		December 31, 2019
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$29,761	$—	$—	$29,761
Commercial paper	Level 2	2,299	—	—	2,299
Short-term investments:
Commercial paper	Level 2	10,972	—	—	10,972
Corporate debt	Level 2	17,357	19	—	17,376
Asset-backed securities	Level 2	4,801	3	—	4,804
Total assets		$65,190	$22	$—	$65,212
Liabilities:
Redeemable convertible preferred stock warrant liability	Level 3	$4,285	$—	$—	$4,285
Total liabilities		$4,285	$—	$—	$4,285

As of September 30, 2020, the remaining contractual maturities for available-for-sale securities were less than one year.

Impairment assessments are made at the individual security level each reporting period. When the fair value of an available-for-sale security is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of September 30, 2020 and December 31, 2019, none of the Company’s available-for-sale securities were in an unrealized loss position.

Redeemable Convertible Preferred Stock Warrant Liability

The valuation of the Company’s redeemable convertible preferred stock warrant liability contained unobservable inputs that reflected the Company’s own assumptions for which there was little, if any, market activity for at the measurement date. Accordingly, the Company’s redeemable convertible preferred stock warrant liability was measured at fair value on a recurring basis using unobservable inputs and were classified as Level 3 inputs, and any change in fair value of the redeemable convertible preferred stock warrant liability was recognized in the accompanying condensed statements of operations.

Effective on the date of the IPO, the redeemable convertible preferred stock warrants were considered to be indexed to the Company’s stock and now meet the criteria to be classified in equity. The Company remeasured the warrants immediately prior to the IPO. The fair value of the Series A redeemable convertible preferred stock warrants which were converted into common stock warrants was determined using the Black-Scholes option-pricing model and deemed a Level 3 fair value measurement. The fair value of Series B and C redeemable convertible preferred stock warrants which were exercised was determined using the intrinsic method based on the IPO price of $27.00 per share and deemed a Level 2 fair value measurement. Subsequently, the entire redeemable convertible preferred stock warrants liability was reclassified to additional paid-in capital.

The change in fair value of the redeemable convertible preferred stock warrant liability was as follows (in thousands):

Balance at December 31, 2019	$4,285
Change in fair value	93
Conversion of Series A redeemable convertible preferred stock warrants to common stock warrants upon the closing of the IPO	(1,252)
Reclassified to additional paid-in capital	(3,126)
Balance at September 30, 2020	$—

5. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$6,163	$1,143
Work in process	2,758	842
Finished goods	2,889	2,611
Total inventories	$11,810	$4,596

Other Assets

Other assets consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid insurance, noncurrent	$1,878	$—
Deposits	99	82
Total other assets	$1,977	$82

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued inventory	$4,560	$798
Accrued research and development expenses	212	421
Accrued professional services	2,784	553
Others	1,403	1,137
Total accrued expenses and other current liabilities	$8,959	$2,909

Accrued Warranty Liability

The change in accrued warranty liability is presented in the following table (in thousands):

	September 30,	December 31,
	2020	2019
Balance at the beginning of the period	$1,702	$293
Additions charge to cost of product revenue	3,808	2,578
Consumption	(2,252)	(1,169)
Balance at the end of the period	$3,258	$1,702

6. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. The Company is not currently aware of any matters that would be material to the financial statements as a whole.

Indemnifications

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in these condensed financial statements.

7. Term Loan

Term loan consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Principal of term loan	$30,000	$30,000
Unamortized debt discount	(348)	(939)
Total term loan	29,652	29,061
Less: term loan, current	—	(7,500)
Term loan, noncurrent	$29,652	$21,561

Perceptive Term Loans

On June 30, 2017 the Company entered into a senior, secured, delayed-draw term loan facility (the “Perceptive Term Loan Agreement”) with Perceptive Credit Holdings, LP (the “Perceptive Lenders”), as the administrative agent and the collateral agent, for various related Perceptive group companies to borrow up to $40.0 million (the “Perceptive Term Loans”). The Perceptive Term Loans had a maturity date of June 30, 2021 and bore interest at a rate of 8.55% plus the greater of the three-month LIBOR and 2.00%.

In July 2020, the Company used the SVB Term Loan (see below) to repay in full all amounts due under the Perceptive Term Loan and cash on hand to pay $1.2 million in early prepayment, accrued interest and exit fees. The repayment of the Perceptive Term Loan was accounted for as a debt extinguishment, which resulted in a loss on extinguishment of $1.6 million recorded in the accompanying condensed statements of operations for the three and nine months ended September 30, 2020.

SVB Loan and Security Agreement

On July 2, 2020, the Company entered into a senior secured term loan facility with Silicon Valley Bank (SVB) (the SVB Loan and Security Agreement), which provides for a $30.0 million term loan (the “SVB Term Loan”).

The SVB Term Loan matures on November 1, 2025. Payments under the SVB Term Loan are for interest only through May 2023, and then 30 monthly principal and interest from June 2023 until maturity. The SVB Term Loan bears interest at the greater of (A) 0.5% above the Prime Rate as reported in the Wall Street Journal and (B) 3.75% (3.75% as of September 30, 2020). The Company is obligated to maintain a restricted cash balance greater or equal to the outstanding principal balance of $30.0 million of the SVB Term Loan.

There is also a final payment fee equal to 6.75% of the original principal amount of the SVB Term Loan, or approximately $2.0 million, due at maturity (or any earlier date of optional pre-payment or acceleration of principal due to an event of default). Such fee is being accreted to interest expense using the effective interest method with the offset recorded in noncurrent accrued interest. The Company may, at its option, prepay the SVB Term Loan in full, subject to an additional prepayment fee ranging between 1% and 3% of the outstanding principal amount of the SVB.

In the event of default or change in control, all unpaid principal and all accrued and unpaid interest amounts (if any) become immediately due and payable including the prepayment fee. Events of default include, but are not limited to, a payment default, a material adverse change, and insolvency. The SVB Term Loan is secured by substantially all of the Company’s assets, including all of the capital stock held by the Company, if any (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries), subject to certain exceptions. The SVB Loan and Security Agreement contains customary representations, warranties, affirmative covenants and also contains certain restrictive covenants.

Debt issuance costs paid directly to SVB and other debt issuance costs amounting to $0.4 million were accounted for as discounts on the SVB Term Loan as of September 20, 2020. These debt discounts, along with the final payment fee, are being amortized over the term of the SVB Term Loan using the effective interest rate method. As of September 30, 2020, the unamortized debt discount is $0.3 million, which is recorded as a direct deduction from the SVB Term Loan on the accompanying condensed balance sheet.

8. Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Redeemable Convertible Preferred Stock

Immediately prior to the closing of the Company’s IPO, all of the outstanding shares of redeemable convertible preferred stock converted into 25,958,000 shares of common stock, excluding the 274,000 shares of common stock that were issued on the exercise of outstanding redeemable convertible preferred stock warrants (see Note 9).

Preferred Stock

Upon the closing of the IPO, the Company’s amended and restated certificate of incorporation authorizes 5,000,000 shares of undesignated preferred stock, $0.001 par value per share, the rights, preferences and privileges of which may be designated from time to time by the Company’s board of directors. As of September 30, 2020, no shares of the preferred stock were issued and outstanding.

9. Redeemable Convertible Preferred Stock Warrants and Common Stock Warrants

On the closing of the IPO, the aggregate outstanding Series A redeemable convertible preferred stock warrants of 500,000 shares converted into 63,000 common stock warrants with an exercise price of $7.96 per share. The common stock warrants expire in September 2025.

On the closing of the IPO, the aggregate outstanding Series B redeemable convertible preferred stock warrants of 2,176,000 shares were net exercised with an exercise price of $2.2674 per share, which resulted in the issuance of 65,000 shares of the Company’s common stock based on the IPO price of $27.00 per share. In addition, the aggregate outstanding Series C redeemable convertible preferred stock warrants of 1,655,000 shares were cash exercised at an exercise price of $2.5915 per share, which resulted in the issuance of 209,000 shares of the Company’s common stock with total aggregate cash proceeds of $4.3 million. As of September 30, 2020, there were no preferred stock warrants outstanding.

10. Stock-based Compensation

Equity Incentive Plans

In September 2020, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which became effective in connection with the IPO. As a result, the Company may not grant any additional awards under the 2010 and 2019 Plans (the “Prior Plans”). The Prior Plans will continue to govern outstanding equity awards previously granted thereunder. The Company has initially reserved 3,665,000 shares of common stock for the issuance of awards under the 2020 Plan. In addition, the number of shares of common stock available under the Plan shall increase annually on the first day of each fiscal year, commencing January 2021, and continuing until (and including) the fiscal year ending December 31, 2030, with such annual increase equal to an amount equal to the lesser of (i) 4% of the number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year, and (ii) an amount determined by the Company’s board of directors. No awards were granted under the 2020 Plan in September 2020.

Options under the 2020 Plan have a contractual term of 10 years. The exercise price of an option shall not be less than 100% of the fair market value of the shares on the date of grant.

Employees Share Purchase Plan (ESPP)

In September 2020, the Company adopted the Employee Share Purchase Plan (ESPP). The Company has initially reserved 687,000 shares of common stock for purchase under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will automatically increase on the first trading day in January of each calendar year, commencing January 2021, by an amount equal to the lesser of (i) 687,000 shares, (ii) 1% of the number of common stock issued and outstanding on December 31 of the immediately preceding fiscal year, and (iii) an amount determined by the Company’s board of directors.

Subject to any limitations contained therein, the ESPP allows eligible participants to contribute, through payroll deductions, 15% of their eligible compensation to purchase the Company’s common stock at equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. The ESPP generally provides for consecutive, overlapping 6-month offering periods. The initial offering period began on September 15, 2020 through February 26, 2021.

Stock-Based Compensation

The following table sets forth stock-based compensation included in the accompanying condensed statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of revenue	$142	$1	$181	$3
Research and development	3,074	43	3,326	266
Sales and marketing	2,645	44	2,828	119
General and administrative	8,047	148	8,836	248
Total stock-based compensation expense	$13,908	236	15,171	636

Stock Options with Market and Performance Conditions

As of September 30, 2020, the Company has 1,944,000 shares of stock options outstanding to employees and executive officers. with performance and market-based vesting conditions. The options vest over the requisite service period if the Company achieves both (i) a performance condition tied to a liquidity event, which includes the effectiveness of an IPO, and (ii) certain market conditions, provided the optionee is providing services on the date of the event. In February 2020, the Company modified the market conditions, which resulted in a new grant date fair value for 1,457,000 stock options with performance and market-based conditions as of the modification date.

For the three and nine months ended September 30, 2020, the Company recorded cumulative stock-based compensation of $13.4 million related to all outstanding stock options with performance and market-based vesting conditions as the performance vesting condition was satisfied upon the closing of the IPO. As of September 30, 2020, 152,000 shares of these options were fully vested. Unamortized stock-based compensation amounted to $10.0 million as of September 30, 2020, which the Company expects to recognize over an estimated weighted-average period of 0.4 years.

11. Income Taxes

For the three and nine months ended September 30, 2020 and 2019, the Company incurred insignificant amounts for an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

12. Net Loss Per Share Attributable to Common Stockholders

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to common stockholders is as follows (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(42,294)	$(15,402)	$(89,449)	$(48,853)
Adjustment to redemption value on redeemable convertible preferred stock	—	(118,862)	(362)	(134,760)
Deemed dividend on settlement of accrued dividend	—	—	42,530	—
Gain on extinguishment of redeemable convertible preferred stock	—	117,598	—	117,598
Net loss attributable to common stockholders, basic and diluted	$(42,294)	$(16,666)	$(47,281)	$(66,015)
Denominator:
Weighted-average shares of common stock, basic and diluted	12,299	880	7,508	838
Net loss per share attributable to common stockholders, basic and diluted	$(3.44)	$(18.93)	$(6.30)	$(78.77)

The following outstanding potentially dilutive shares were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Redeemable convertible preferred stock, on an as-if converted basis	—	18,644	—	18,644
Options to purchase common stock	4,742	3,852	4,742	3,852
Warrants to purchase redeemable convertible preferred stock	—	505	—	505
Warrant to purchase common stock	63	—	63	—
Shares committed under ESPP	5	—	5	—
Total	4,810	23,001	4,810	23,001

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus dated September 14, 2020 that forms a part of our Registration Statement on Form S-1 (File No. 333-248225 and 333-248801), as filed with the Securities and Exchange Commission (SEC) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on September 16, 2020 (Prospectus).

In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and events to differ from those anticipated. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Overview

Our technology is designed to elevate the dialysis experience for patients, and help providers overcome traditional care delivery challenges. Requiring only an electrical outlet and tap water to operate, Tablo frees patients and providers from the burdensome infrastructure required to operate traditional dialysis machines. The integration of water purification and on-demand dialysate production enables Tablo to serve as a dialysis clinic on wheels and allows providers to standardize to a single technology platform from the hospital to the home. Tablo is also intelligent and connected, with automated documentation and the ability to integrate with electronic medical record reporting, along with streamlined remote machine management to maximize device uptime. We have generated meaningful evidence to demonstrate that providers can realize significant operational efficiencies, including reducing the cost of their dialysis programs by up to 80% in the intensive care unit. In addition, Tablo has been shown to deliver robust clinical care. In studies we have conducted, patients have reported experiencing fewer symptoms and better quality sleep while on Tablo. We believe Tablo empowers patients, who have traditionally been passive recipients of care, to regain agency and ownership of their treatment. Tablo is currently cleared by the U.S. Food and Drug Administration (FDA) for use in the hospital, clinic or home setting.

We designed Tablo from the ground up to be a single enterprise solution that can be utilized across the continuum of care, allowing dialysis to be delivered anytime, anywhere and by anyone. Tablo is comprised of a compact console with integrated water purification, on-demand dialysate production and a simple-to-use touchscreen interface. With Tablo, we are bringing data to dialysis. Tablo is built to live in a connected setting with cloud-based system monitoring, patient analytics and clinical recordkeeping and the ability to activate new capabilities and enhancements through wireless software updates. Tablo’s data analytics and connectivity also enable predictive preventative maintenance to maximize machine uptime. Unlike existing dialysis machines, which have limited clinical versatility across all care settings and are generally burdened by specialized and expensive infrastructure, Tablo is a single enterprise dialysis solution that can be seamlessly utilized across different care settings and for multiple clinical needs.

Driving adoption of Tablo in the acute care setting has been our primary focus to date. We have invested in growing our economic and clinical evidence, built a veteran sales and clinical support team with significant expertise, along with a comprehensive training and customer experience program. Our experience in the acute market has demonstrated Tablo’s clinical flexibility and operational versatility, while also delivering meaningful cost savings to the providers. We plan to continue leveraging our commercial infrastructure to broaden our installed base in the acute care market as well as driving utilization and fleet expansion with our existing customers.

We sell our solution through our direct sales organization, which covers most major metropolitan markets in the United States. As of September 30, 2020, our sales organization is comprised of 30 capital sales team members, responsible for generating new customer demand for Tablo, and 46 clinical sales team members responsible for driving utilization and fleet expansion of Tablo consoles at existing customer sites. In addition, our field service team comprised of 52 members provides maintenance services and product support to Tablo customers. The same sales organization and field service team will be used to drive Tablo penetration in both the acute and home markets. We believe the ability to leverage one team to serve both markets will result in significant productivity and cost optimization as we continue to scale our business.

We are executing a well-defined, three-pronged strategy to expand gross margins. First, we are insourcing our console manufacturing to lower console cost. Second, we are adding a second-source contract manufacturer for our cartridges to gain higher efficiency and lower material cost. Third, we will continue to utilize our cloud-based data system, as well as enhanced product performance, to drive down the cost of service.

We generate revenue primarily from the initial sale of Tablo console, and recurring sales of per-treatment consumables, including the Tablo cartridge, which generates significant total revenue over the life of the console. We generate additional revenue via annual service contracts. Our total revenue was $13.8 million and $2.6 million for the three months ended September 30, 2020 and 2019, respectively, and $32.7 million and $8.0 million for the nine months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 and 2019, we incurred net losses of $42.3 million and $15.4 million, respectively, and for the nine months ended September 30, 2020 and 2019, we incurred net losses of $89.4 million and $48.9 million, respectively. As of September 30, 2020, we had an accumulated deficit of $462.0 million.

Initial Public Offering

On September 17, 2020, we completed our initial public offering (IPO), in which we sold 10,293,777 shares of common stock (which included 1,342,666 shares that were offered and sold pursuant to the full exercise of the IPO underwriters’ option to purchase additional shares in connection with the IPO) at a price to the public of $27.00 per share. Including the full exercise of the underwriters’ option to purchase additional shares, we received aggregate net proceeds of $254.8 million after deducting offering costs, underwriting discounts and commissions of $23.1 million. Upon the closing of the IPO, all of our outstanding redeemable convertible preferred stock automatically converted into shares of common stock.

Impacts of the COVID-19 pandemic

In March 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. Since then, COVID-19 has continued to spread throughout much of the United States and the world causing uncertainty and disruption to business activities. We continue to closely monitor the recent developments surrounding the continued spread and potential resurgence of COVID-19. The results of our business may be impacted by developments related to the COVID-19 pandemic.

We believe that the COVID-19 pandemic has highlighted the limitations of traditional machines and the benefits of Tablo, which has driven an increase in demand for Tablo. The duration and extent of the COVID-19 pandemic are uncertain. If the pandemic were to dissipate, whether due to a significant decrease in new infections, the availability of vaccines, or otherwise, the increase in demand for Tablo attributed to COVID-19 could decrease and this could have an adverse effect on our results of operations and profitability. As a result, any increase in revenue due to a corresponding increase in demand for Tablo during periods when COVID-19 persists may not be indicative of our revenue in future periods.

We are continuing to closely monitor the COVID-19 pandemic. In order to operate in a safe manner, we are following the health and safety guidelines of the U.S. Centers for Disease Control and Prevention, Occupational Safety and Health Administration, and local and state public health departments where we operate. The majority of our employees at our headquarters have been asked to work from home, with only limited access given to employees to work in the office. For roles that require employees to be physically on-site, such as our R&D and manufacturing technical staff, we are providing protective equipment, practicing social distancing, enforcing mask wearing and increasing sanitizing standards. In addition, we have created a business continuity plan and incident management team to respond quickly and effectively to changes in order to offer customers uninterrupted products, services and support while safeguarding the best interest of employees, suppliers and stockholders.

Our business may also be impacted by an escalation or a continuation of the COVID-19 pandemic. Operations at our contract manufacturing partners’ facilities and our outsourced business administration service provider, Tacna Services (Tacna), for our new facility in Tijuana, Mexico, may be disrupted. Additionally, the COVID-19 pandemic could disrupt the operations of our third-party suppliers, including those we consider as critical single-source providers of components. How we address any disruptions caused by COVID-19 to our contract manufacturing partners, Tacna, or third-party suppliers would be a significant factor for our business. Although we have not experienced disruptions in our supply chain to date, we cannot predict how long the pandemic and measures intended to contain the spread of COVID-19 will continue and what effect COVID-19 and the associated containment measures will have on our suppliers and vendors, in particular for any of our suppliers and vendors that may not qualify as essential businesses and suffer more significant disruptions to their business operations. We are working closely with our manufacturing partners and suppliers to help ensure we are able to source key components and maintain appropriate inventory levels to meet customer demand.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2020	2019	$	%
Revenue:
Product revenue	$10,812	$2,409	$8,403	349%
Service and other revenue	2,944	221	2,723	1,232%
Total revenue	13,756	2,630	11,126	423%
Cost of revenue:
Cost of product revenue	17,265	6,350	10,915	172%
Cost of service and other revenue	1,617	1,574	43	3%
Total cost of revenue	18,882	7,924	10,958	138%
Gross profit	(5,126)	(5,294)	168	3%
Gross margin	(37)%	(201)%
Operating expenses:
Research and development	9,175	5,708	3,467	61%
Sales and marketing	13,344	5,009	8,335	166%
General and administrative	13,088	2,439	10,649	437%
Total operating expenses	35,607	13,156	22,451	171%
Loss from operations	(40,733)	(18,450)	(22,283)	121%
Interest income and other income (expense), net	(3)	569	(572)	(101)%
Interest expense	(428)	(1,047)	619	(59)%
Change in fair value of redeemable convertible preferred stock warrant liability	437	3,546	(3,109)	(88)%
Loss on extinguishment of term loan	(1,567)	—	(1,567)	*
Loss before provision for income taxes	(42,294)	(15,382)	(26,912)	175%
Provision for income taxes	—	20	(20)	*
Net loss	$(42,294)	$(15,402)	$(26,892)	175%
* Not meaningful

Revenue

Product Revenue

Product revenue increased by $8.4 million, or 349% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase was primarily due to higher console revenue ($7.1 million) driven by new customer adoption, fleet expansion across existing customers, sales that we believe were attributable to COVID-19 driven demand, and increased console leasing revenue ($0.7 million). In addition, sales of Tablo consumables for the three months ended September 30, 2020 increased by $1.3 million given our higher console installed base as compared to the prior year period.

Service and Other Revenue

Service and other revenue increased by $2.7 million, or 1,232% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase was primarily due to services associated with growth in our Tablo installed base, including leased consoles, and partially driven by COVID-19 demand for services associated with leased consoles.

Cost of Revenue

Cost of Product Revenue

Cost of product revenue increased by $10.9 million, or 172% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This increase was primarily due to higher console and consumable volume of $20.7 million, which was offset by a $10.0 million reduction in product costs.

Cost of Service and Other Revenue

Cost of service and other revenue increased by $43 thousand, or 3% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This increase was primarily due to a modest increase in headcount, which was largely offset by lower travel costs, and higher utilization of our field service personnel given our larger installed base.

Gross Profit and Gross Margin

Gross profit increased by $0.2 million, or 3% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The gross margin percentage improved by 164 percentage points for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, driven primarily by lower product costs as well as higher service revenue and improved utilization of our services organization given our larger installed base.

Research and Development

Research and development expenses increased by $3.5 million, or 61% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase was primarily due to a $3.4 million increase in compensation and personnel costs, which includes a $3.0 million increase in stock-based compensation, and a $0.3 million increase in facilities and other allocated costs. The increases were partially offset by a $0.2 million decrease in consultant services.

Sales and Marketing

Sales and marketing expenses increased by $8.3 million, or 166% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase was primarily due to a $7.6 million increase in compensation and personnel costs, which includes a $2.6 million increase in stock-based compensation, and a $3.2 million increase in commission expense as a result of higher orders, a $0.6 million increase in supplies, materials and freight expenses related to increased activities in support of driving penetration of Tablo and a $0.1 million increase in consultant services.

General and Administrative

General and administrative expenses increased by $10.6 million, or 437% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase was primarily due to a $9.6 million increase in compensation and personnel costs, which includes a $7.9 million increase in stock-based compensation, and a $1.0 million increase in professional service and consultant service expenses to support our preparation to become a public company.

Interest Income and Other Income (Expense), Net

The interest income and other income (expense), net decreased by $0.6 million, or 101% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was driven by lower interest rates and a lower average balance in money market funds and short-term investment securities in the third quarter of 2020.

Interest Expense

Interest expense decreased by $0.6 million, or 59 % for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was driven primarily by the repayment of our Perceptive Term Loan in July 2020 and a lower interest rate that was applied under the SVB Term Loan.

Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability

The change in the fair value of the redeemable convertible preferred stock warrant liability decreased by $3.1 million, or 88% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease is primarily due to the changes in assumptions used to value the warrant liability. Upon the closing of the IPO, all shares of our outstanding redeemable convertible preferred stock warrants were either exercised into common stock or automatically converted into warrants to purchase common stock. Accordingly, we have ceased to incur the change in fair value of redeemable convertible preferred stock warrant liability as the entire redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital.

Loss on Extinguishment of Term Loan

The loss on extinguishment of term loan of $1.6 million was recognized for the repayment of the Perceptive Term loan in July 2020, which included early prepayment and exit fees.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Revenue:
Product revenue	$26,435	$7,501	$18,934	252%
Service and other revenue	6,253	492	5,761	1,171%
Total revenue	32,688	7,993	24,695	309%
Cost of revenue:
Cost of product revenue	42,118	18,950	23,168	122%
Cost of service and other revenue	4,024	4,065	(41)	(1)%
Total cost of revenue	46,142	23,015	23,127	100%
Gross profit	(13,454)	(15,022)	1,568	10%
Gross margin	(41)%	(188)%
Operating expenses:
Research and development	21,066	16,698	4,368	26%
Sales and marketing	29,870	13,376	16,494	123%
General and administrative	21,462	6,641	14,821	223%
Total operating expenses	72,398	36,715	35,683	97%
Loss from operations	(85,852)	(51,737)	(34,115)	66%
Interest income and other income (expense), net	524	2,111	(1,587)	(75)%
Interest expense	(2,461)	(3,237)	776	(24)%
Change in fair value of redeemable convertible preferred stock warrant liability	(93)	4,030	(4,123)	(102)%
Loss on extinguishment of term loan	(1,567)	—	(1,567)	*
Loss before provision for income taxes	(89,449)	(48,833)	(40,616)	83%
Provision for income taxes	—	20	(20)	*
Net loss	$(89,449)	$(48,853)	$(40,596)	83%
* Not meaningful

Revenue

Product Revenue

Product revenue increased by $18.9 million, or 252% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase was primarily due to higher Tablo console revenue ($16.0 million) driven by new customer adoption, fleet expansion across existing customers, sales that we believe were attributable to COVID-19 driven demand, and increased console leasing revenue ($1.9 million). In addition, the sales of Tablo consumables, including cartridges, for the nine months ended September 30, 2020 increased by $2.9 million given our higher console installed base as compared to the prior year period.

Service and Other Revenue

Service and other revenue increased by $5.8 million, or 1,171% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase was primarily due to services associated with growth in our Tablo installed base, including leased consoles, and partially driven by COVID-19 demand for services associated with leased consoles.

Cost of Revenue

Cost of Product Revenue

Cost of product revenue increased by $23.2 million, or 122% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This increase was primarily due to higher console and consumable volume of $42.6 million, which was offset by a $19.5 million reduction in product costs.

Cost of Service and Other Revenue

Cost of service and other revenue decreased by $41 thousand, or 1% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease was primarily due to lower travel costs and higher utilization of our field service personnel given our larger installed base.

Gross Profit and Gross Margin

Gross profit increased by $1.6 million, or 10% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The gross margin percentage improved by 147 percentage points for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, driven primarily by lower product costs as well as higher service revenue and improved utilization of our services organization given our larger installed base.

Research and Development

Research and development expenses increased by $4.4 million, or 26% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase was primarily due to a $4.2 million increase in compensation and personnel costs, which includes a $3.1 million increase in stock-based compensation, and a $0.6 million increase in materials and supplies. The increases were partially offset by a $0.2 million decrease in facilities and other allocated costs and a $0.1 million decrease in clinical related and other costs.

Sales and Marketing

Sales and marketing expenses increased by $16.5 million, or 123% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase was primarily due to a $14.5 million increase in compensation and personnel costs as a result of increased headcount, which includes a $2.7 million increase in stock-based compensation, and a $6.1 million increase in commission expense as a result of higher orders, a $1.5 million increase in supplies, materials and freight expenses related to increased activities in support of driving penetration of Tablo and a $0.5 million increase in facilities and other allocated costs.

General and Administrative

General and administrative expenses increased by $14.8 million, or 223% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase was primarily due to a $11.7 million increase in compensation and personnel costs, which includes a $8.6 million increase in stock-based compensation, and a $3.2 million increase in professional service and consultant service expenses to support our preparation to become a public company.

Interest Income and Other Income (Expense), Net

The interest income and other income (expense), net decreased by $1.6 million, or 75% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was driven by lower interest rates and a lower average balance in money market funds and short-term investment securities during 2020.

Interest Expense

Interest expense decreased by $0.8 million, or 24% for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. This decrease was primarily due to a lower debt discount amortization expense in the nine months ended September 30, 2020, the repayment of our Perceptive Term Loan in July 2020 and a lower interest rate under the SVB Term Loan.

Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability

The change in the fair value of the redeemable convertible preferred stock warrant liability was driven by the changes in assumptions used to value the warrant liability. Upon the closing of the IPO, all shares of our outstanding redeemable convertible preferred stock warrants were either exercised into common stock or automatically converted into warrants to purchase common stock. Accordingly, we have ceased to incur the change in fair value of redeemable convertible preferred stock warrant liability as the entire redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital.

Loss on Extinguishment of Term Loan

The loss on extinguishment of term loan of $1.6 million was recognized for the repayment of the Perceptive Term loan in July 2020, which included early prepayment and exit fees.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred net losses and negative cash flows from operations. To date, we have financed our operations and capital expenditures primarily through sales of redeemable convertible preferred stock and common stock, revenue from sales and issuances of debt. In September 2020, we completed our IPO for aggregate proceeds of $254.8 million (inclusive of the full exercise of the underwriters’ option to purchase additional shares), net of offering costs, underwriter discounts and commissions of $23.1 million.

As of September 30, 2020, the Company had cash, cash equivalents and short-term investments of $344.2 million, which are available to fund future operations, and restricted cash of $33.3 million, for a total cash, cash equivalents, restricted cash and short-term investments balance of $377.5 million and an accumulated deficit of $462.0 million.

We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while we make investments to support our anticipated growth. We may raise additional capital through the issuance of additional equity financing, debt financings or other sources. If this financing is not available to us at adequate levels or on acceptable terms, we may need to reevaluate our operating plans. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We believe that our existing cash, cash equivalents and short-term investments, and cash generated from sales of our products, will be sufficient to meet our anticipated needs for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

Cash Flows Summary

The following table summarizes the cash flows for each of the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(73,175)	$(55,100)
Investing activities	(6,411)	61,501
Financing activities	386,555	143
Net increase in cash, cash equivalents and restricted cash	$306,969	$6,544

Net Cash Flows from Operating Activities

Net cash used in operating activities of $73.2 million for the nine months ended September 30, 2020 was due to a net loss of $89.4 million and net cash outflow from the change in our operating assets and liabilities of $3.2 million, which were partially offset by adjustments for stock-based compensation of $15.2 million, loss on extinguishment of term loan of $1.6 million, depreciation and amortization of $1.2 million, non-cash interest expense of $0.5 million, non-cash lease expense of $0.4 million, provision for inventories of $0.4 million, and change in fair value of redeemable convertible preferred stock warrant liability of $0.1 million. The net cash outflow from operating assets and liabilities was primarily due to an increase in inventories of $9.2 million due to the timing of inventory purchases including advance purchases of inventory due to anticipated demand, an increase in prepaid expenses and other assets of $5.4 million, and an increase in accounts receivable of $3.2 million due to timing of collections. The net cash outflow from operating assets and liabilities was partially offset by an increase in accrued expenses and other current liabilities of $5.1 million consistent with the growth of our business, an increase in accrued payroll and related benefits of $3.9 million due to an increase in headcounts, an increase in deferred revenue of $3.7 million, and an increase in accrued warranty liability of $1.6 million and an increase in accounts payable of $0.4 million due to timing of vendor payments.

Net cash used in operating activities of $55.1 million for the nine months ended September 30, 2019 was due to a net loss of $48.9 million and the net cash outflow from the change in our operating assets and liabilities of $4.8 million, and net non-cash charges of $1.4 million. Non-cash changes consisted of $4.0 million in the change in the fair value of the redeemable convertible preferred stock warrant liability and $0.9 million in the accretion of discount on investments, which were partially offset by $1.1 million in depreciation and amortization, $0.7 million in non-cash interest expense, $0.6 million in stock-based compensation, $0.3 million in the loss on disposal of property and equipment, $0.3 million in provision for accounts receivable, $0.3 million in non-cash lease expense and $0.2 million in provision for inventories. The net cash outflow from the change in operating assets and liabilities was due to a $5.6 million increase in inventories and a $3.3 million increase in accounts receivable due to growth in our business, and a $0.4 million decrease in operating lease liability. These changes were partially offset by a $1.2 million increase in accrued and other current liabilities, a $1.0 million increase in accrued payroll and related benefits, a $0.8 million increase in accounts payable due to timing of payments, a $0.8 million increase in accrued warranty liability, and a $0.7 million increase in deferred revenue.

Net Cash Flows from Investing Activities

Net cash used in investing activities of $6.4 million for the nine months ended September 30, 2020 was due primarily to the purchases of short-term investments of $32.9 million and the purchases of property and equipment of $6.4 million, partially offset by the sales and maturities of short-term investments of $32.9 million.

Net cash provided by investing activities of $61.5 million for the nine months ended September 30, 2019 was due primarily to the sales and maturities of short-term investments of $152.4 million, partially offset by the purchases of short-term investments of $88.1 million and the purchases of property and equipment of $2.8 million.

Net Cash Flows from Financing Activities

Net cash provided by financing activities of $386.6 million for the nine months ended September 30, 2020 was due primarily to the net proceeds of $255.7 million from the issuance of our common stock in our IPO, net of issuance costs paid to date, the net proceeds of $126.8 million from the issuance of our Series E redeemable convertible preferred stock, the net proceeds of $29.6 million from borrowings on the SVB Loan and Security Agreement, proceeds of $4.3 million from the exercise of the Series C redeemable convertible preferred stock warrants, and proceeds of $1.1 million from the issuance of common stock from exercises of stock options, partially offset by the cash outflow of $31.0 million in repayment of Perceptive Loan which included early prepayment and exit fees.

Net cash provided by financing activities of $0.1 million for the nine months ended September 30, 2019 was due primarily to the issuance of common stock from exercises of stock options of $0.3 million, partially offset by the payment of redeemable convertible preferred stock issuance costs of $0.2 million.

Contractual Obligations and Commitments

During the three months ended September 30, 2020, there have been no material changes outside the ordinary course of business to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the financial condition and results of operations is based on the financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses incurred during the reporting periods. The estimates are based on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus, except for the determination of the fair value of our common stock, which is used in estimating the fair value of stock-based awards at the grant date. Prior to the IPO, our common stock was not publicly traded, therefore we estimated the fair value of our common stock as discussed in our Prospectus. Following our IPO, the closing sale price per share of our common stock as reported on the Nasdaq Global Select Market on the date of grant will be used to determine the exercise price per share of our share-based awards to purchase common stock.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements

See Note 2 to our unaudited interim condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash, cash equivalents, restricted cash and short-term investments as of September 30, 2020 consist of $377.5 million in bank deposits, money market funds, U.S. Treasury and debt securities. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash, cash equivalents and short-term investments.

As of September 30, 2020, we had $30.0 million in variable rate debt outstanding. The SVB Term Loan matures on November 1, 2025, with interest-only monthly payments until June 2023. The term loan accrues interest at a rate per annum equal to the greater of (A) one-half of one percent (0.50%) above the Prime Rate as reported in the Wall Street Journal then in effect (which shall not be less than zero) and (B) three and three-quarters of one percent (3.75%). An immediate 100 basis point change in the prime rate would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Exchange Risk

Our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of supply contracts with vendors with payments denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements.

Unfavorable changes in foreign exchange rates versus the U.S. dollar could increase our product costs, thus reducing our gross profit. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and our management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures and internal control over financial reporting also are based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may become involved in legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

Risks Related to our Business and Industry

We have a history of net losses, and we expect to continue to incur losses for the foreseeable future. If we ever achieve profitability, we may not be able to sustain it.

We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. We have incurred net losses of $42.3 million and $15.4 million for the three months ended September 30, 2020 and 2019, respectively, and $89.4 million and $48.9 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had $377.5 million in cash, cash equivalents, restricted cash and short-term investments, and an accumulated deficit of $462.0 million. Based on our current planned operations, we expect our existing cash, cash equivalents and short-term investments, and cash generated from sales of our products, will be sufficient to meet our anticipated needs for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We expect to continue to incur significant net losses for the foreseeable future.

Our revenue is derived, and we expect it to continue to be derived, primarily from sales of Tablo, its associated consumables and related services. Because of its recent commercial introduction, Tablo currently has limited product and brand recognition. In addition, demand for Tablo may decline or may not increase as quickly as we expect. Our ability to generate revenue from sales of Tablo, associated consumables and related services, or from any products we may develop in the future, may not be sufficient to enable us to transition to profitability and generate positive cash flows.

We expect that our sales and marketing, research and development, regulatory and other expenses will continue to increase as we expand our marketing efforts to increase adoption of Tablo, expand existing relationships with our customers, obtain regulatory clearances or approvals for future product enhancements to Tablo, and conduct clinical trials on Tablo. In addition, we expect our general and administrative expenses to increase due to the additional costs associated with scaling our business operations as well as our new status of being a public company, including due to legal, accounting, insurance, exchange listing and Securities and Exchange Commission (SEC) compliance, investor relations and other expenses. As a result, we expect to continue to incur operating losses and may never achieve profitability. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations.

We may not be able to sufficiently reduce costs in the manufacturing and production of the Tablo system to achieve sustainable gross margins.

We partner with contract manufacturers in the assembly and testing of the Tablo console. Currently, the Tablo console is produced by our contract manufacturer based in Morgan Hill, California, which has resulted in higher costs associated with labor and component parts. While we are undertaking a number of initiatives designed to reduce the cost of producing Tablo devices, including establishing a new facility for the production of Tablo consoles in Tijuana, Mexico with our outsourced business administration service provider, Tacna, and moving production of a majority of the Tablo cartridges from our existing contract manufacturing partner to a new contract manufacturer in Tijuana, Mexico, there is no guarantee that we will be able to achieve planned cost reductions from our various cost savings initiatives. For example, the establishment of our new manufacturing facility with Tacna could be delayed, or savings associated with this facility may not be as significant as projected or realized within the timeframe we currently estimate. There may also be unforeseen occurrences that increase our costs, such as increased prices of the components of Tablo, changes to labor costs or less favorable terms with third party suppliers or contract manufacturing partners. Our ability to maintain Tablo’s pricing is dependent on our customers’ recognition that the benefits outweigh the higher upfront purchase price. If we are unable to reduce our costs, if cost reductions are less significant or less timely than projected or if we are unable to maintain Tablo’s pricing, we will not be able to achieve sustainable gross margins, which would adversely affect our ability to invest in and grow our business and adversely impact our business, financial condition and results of operations.

The commercial success of Tablo will depend upon attaining significant market acceptance among providers and patients.

Our success will depend, in part, on the acceptance of Tablo as safe, easy to learn, easy to use, clinically flexible, operationally versatile and, with respect to providers, cost effective. We began commercializing Tablo throughout the United States in 2018 and have begun the process to commercialize Tablo for home-based dialysis in 2020. Our limited commercialization experience makes it difficult to evaluate our current business and predict our future prospects. We cannot predict how quickly, if at all, providers and patients will accept Tablo or, if accepted, how frequently it will be used. These constituents must believe that Tablo offers benefits over traditional machines. The degree of market acceptance of Tablo will depend on a number of factors, including:

•	whether providers and others in the medical community consider Tablo to be a safe and cost-effective treatment method;
•	the potential and perceived advantages of Tablo over traditional machines;
•	the cost of treatment, maintenance and upkeep using Tablo in relation to traditional machines;
•	the convenience and ease of use of Tablo relative to traditional machines;
•	the effectiveness of our sales and marketing efforts for Tablo;
•	our ability to provide incremental data that show the clinical benefits and cost effectiveness of, and operational benefits from, Tablo;
•	any changes to the availability of coverage and adequate reimbursement for dialysis from payors, including government authorities;
•	pricing pressure, including from Group Purchasing Organizations (GPOs), seeking to obtain discounts on Tablo based on the collective buying power of the GPO members;
•	product labeling or product insert requirements by the FDA or other regulatory authorities; and
•	limitations or warnings contained in the labeling cleared or approved by the FDA or other authorities.

Additionally, even if Tablo achieves widespread market acceptance, it may not maintain that market acceptance over time if competing products or technologies, which are more cost effective or received more favorably, are introduced. Failure to achieve or maintain market acceptance and/or market share would limit our ability to generate revenue and would have a material adverse effect on our business, financial condition and results of operations.

We currently derive substantially all of our revenue from the sale of Tablo and associated consumables and are therefore highly dependent on Tablo for our success.

We derive substantially all of our revenues from sales of Tablo and its associated consumables, with the remainder of our revenues largely coming from services provided for the support and maintenance of Tablo. Accordingly, our business is exposed to risks that our revenues are concentrated in a single product. As a result, any event that adversely affects Tablo or the market for Tablo and associated consumables could adversely affect our business, financial condition and results of operation.

Our ability to generate revenue from home-based dialysis is subject to certain risks and uncertainties, including around the adoption of Tablo in the home setting.

In March 2020, Tablo was cleared by the FDA for patient use in the home of patients with acute and/or chronic renal failure, with or without ultrafiltration, and we intend to expand within the home market. However, this implementation is subject to certain risks, including our ability to attract, retain and manage patients. Our business strategy, including our pricing of Tablo, is based on certain assumptions about the adoption of Tablo by home dialysis patients, as well as patient retention. If these assumptions about the home market are inaccurate and we are unable to increase our share of the home dialysis market by attracting new patients, or retain such market share once achieved, we would need to significantly change certain aspects of our business strategy, including the pricing of the Tablo console, associated consumables and support and maintenance, which could adversely affect our business, financial condition and results of operations.

Our limited experience in the distribution, logistics and service support that relate to the use of Tablo in the home care setting may also negatively impact our ability to generate revenue from home-based dialysis. Currently, the provision of in-clinic and home dialysis is largely dominated by DaVita Inc. (DaVita) and Fresenius Medical Care AG & Co. KGaA (Fresenius), and our expansion within the home dialysis market is dependent on our ability to grow new home programs with health systems and innovative dialysis clinic partners. In addition, patients and their care partners using Tablo for home dialysis may not successfully operate Tablo or may require increased service and support from us. Moreover, given the home dialysis market is a novel one for us, we also face the risk that we may encounter difficulties whose precise nature or magnitude we cannot accurately predict at this time, but which may have a material adverse effect on our business, financial condition or results of operations.

We depend upon third-party suppliers, including contract manufacturers and single source suppliers, making us vulnerable to supply problems and price fluctuations.

We rely on third-party suppliers, including in some instances single source suppliers, to provide us with certain components of Tablo. The number of suppliers feeding into Tablo console production is in excess of 250 worldwide. We consider approximately 10% of these suppliers, located in the United States, Europe and China, as critical providers of components such as pumps, motors, valves and PCBA boards. While we have initiated the second source qualification process for the majority of these critical components, we may not be successful in securing second sourcing for all of them.

In addition, we purchase supplies through purchase orders and do not have long-term supply agreements with, or guaranteed commitments from, our suppliers, including single source suppliers. Additionally, at present, we rely on contract manufacturers for the production of the Tablo console and Tablo cartridge. Many of our suppliers and contract manufacturers are not obligated to perform services or supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We depend on our suppliers and contract manufacturers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements. These suppliers and contract manufacturers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. These suppliers and contract manufacturers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Further, we maintain limited volumes of inventory from most of our suppliers and contract manufacturers. If we inaccurately forecast demand for finished goods, we may be unable to meet customer demand which could harm our competitive position and reputation. In addition, if we fail to effectively manage our relationships with our suppliers and contract manufacturers, we may be required to change suppliers or contract manufacturers. While we believe replacement suppliers exist for all materials, components and services necessary to manufacture our Tablo system, establishing additional or replacement suppliers for any of these materials, components or services, if required, could be time-consuming and expensive, may result in interruptions in our operations and product delivery, may affect the performance specifications of our Tablo system or could require that we modify Tablo’s design. Even if we are able to find replacement suppliers, we will be required to verify that the new supplier maintains facilities, procedures and operations that comply with our quality expectations and applicable regulatory requirements. Any of these events could require that we obtain a new regulatory authority approval before we implement the change, which could result in further delay and which may not be obtained at all.

If our third-party suppliers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality on a timely basis, the continued commercialization of our Tablo system, the supply of our products to customers and the development of any future products will be delayed, limited or prevented, which could have material adverse effect on our business, financial condition and results of operations.

We may experience manufacturing disruptions.

We currently rely on contract manufacturing partners for the production of the Tablo console and the Tablo cartridge. If any of our contract manufacturing partners’ facilities were disrupted, by labor disputes, work stoppages, pandemic, riots, terrorism, vandalism, natural disaster or otherwise, it could cause substantial delays in our operations and we may not have a sufficient number of Tablo consoles or Tablo cartridges in inventory to fulfill orders. Further, to the extent we seek to renew or renegotiate our arrangements with any of our contract manufacturing partners, and cannot agree to the terms and conditions of future contract manufacturing arrangements, or if any of our contract manufacturing partners terminate existing agreements with us, our ability to produce and sell Tablo could be delayed until an alternative manufacturing partner or arrangement is identified, a new contract manufacturing agreement is negotiated and new production lines are established.

While we currently rely on contract manufacturing partners for the production of Tablo, we are in the process of establishing a new facility in Tijuana, Mexico with our outsourced business administration service provider, Tacna, for the production of the Tablo console. Under our arrangement with Tacna, we will control the operations, engineering, quality and materials supply functions at the new facility, while Tacna will provide manufacturing space, the workforce, utilities, cross-border logistics, local permits and licenses. Delays or disruptions to the startup of the Tijuana, Mexico facility could result in significant costs or delays to us. Once the facility is established, we may experience strikes, work stoppages, work slowdowns, high employee turnover, grievances, complaints, claims of unfair labor practices, other collective bargaining disputes or other labor disputes. The facility may also suffer disruptions from pandemic, terrorism, vandalism, or natural disasters. Any such occurrences could negatively impact our ability to produce the Tablo console. Moreover, while certain members of our management team have some manufacturing experience, as an organization we do not have any prior experience in this type of manufacturing arrangement, and we could accordingly experience other risks, the nature and magnitude of which we are unable to assess precisely at this time. Further, even after the establishment of the Tijuana manufacturing facility, we will likely continue to use contract manufacturing partners for the production of some Tablo consoles, as well as Tablo cartridges, for the foreseeable future and will continue to rely on them.

In addition, following the establishment of the manufacturing facility in Tijuana, Mexico and the planned transfer of the production of a majority of the Tablo cartridge to a new contract manufacturing partner in Tijuana, Mexico, the manufacturing of a majority of the Tablo console and cartridge will be located in Tijuana, Mexico. Recently, the United States-Mexico-Canada Agreement (USMCA), a new trade deal among the United States, Mexico and Canada to replace the North American Free Trade Agreement, was approved by the U.S. Congress and signed into law. Although the USMCA went into effect on July 1, 2020, its full impact on manufacturing operations in Mexico, as well as economic conditions and markets generally, is still unknown. Further, during the negotiations leading up to the USMCA, the political and trade relationship between the United States and Mexico was strained, and such relationship may deteriorate. If our ability, the ability of our partners or our contract manufacturer’s ability, to manufacture Tablo consoles and cartridges is interrupted as a result, or if our ability to import Tablo consoles and cartridges into the United States is impacted, we may not have a sufficient number of Tablo consoles or cartridges in inventory to fulfill all orders requested, which could adversely affect our business, financial condition or results of operations.

We need to ensure strong product performance and reliability to maintain and grow our business.

We need to maintain and continuously improve the performance and reliability of Tablo to achieve our profitability objectives. Poor product performance and reliability could lead to customer dissatisfaction, adversely affect our reputation and revenues, and increase our service and distribution costs and working capital requirements. Software and hardware incorporated into Tablo may contain errors or defects, especially when first introduced and while we have made efforts to test this software and hardware extensively, we cannot assure that the software and hardware, or software and hardware developed in the future, will not experience errors or performance problems. In addition, as we transition the manufacturing of the Tablo console to a facility in Tijuana, Mexico operated in collaboration with Tacna, we are more exposed to risks relating to product quality and reliability until the manufacturing processes mature. Like all transitions of this nature, they could increase our costs in the near-term and accordingly adversely affect our business, financial condition and results of operations.

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. For example, in response to the ongoing COVID-19 pandemic, numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents. Such orders or restrictions have resulted in work stoppages, slowdowns and delays, travel restrictions and cancellation of events. Disruptions or potential disruptions to our business from COVID-19 or a future pandemic include the inability of our suppliers to manufacture components and parts and to deliver these to us on a timely basis, or at all; disruptions in our production schedule and ability to manufacture and assemble products; inventory shortages or obsolescence; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business; delays in growing or reductions in our sales organization, including through delays in hiring, lay-offs, furloughs or other losses of sales representatives; business adjustments or disruptions of certain third parties, including suppliers and customers; and additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture Tablo. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19, the nature, extent and effectiveness of containment measures, the extent and duration of the effect on the economy and how quickly and to what extent normal economic and operating conditions can resume.

While the potential economic impact brought by and the duration of any pandemic, epidemic or outbreak of an infectious disease, including COVID-19, may be difficult to assess or predict, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could result in a reduction in our ability to access capital that could adversely affect our liquidity. In addition, a recession or market correction resulting from the spread of an infectious disease, including COVID-19, could materially affect our business. Such economic recession could have a material adverse effect on our long-term business. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

If we are unable to continue to innovate and improve Tablo, we could lose customers or market share.

Our success will depend on our ability to keep ahead of developments in the dialysis industry. It is critical to our competitiveness that we continue to innovate and make improvements to Tablo’s functionality and efficiency. If we fail to make improvements to Tablo’s functionality over time, our competitors may develop products that offer features and functionality similar or superior to those of Tablo. If we fail to make improvements to Tablo’s efficiency, our competitors may develop products that are more cost effective than Tablo. Our failure to make continuous improvements to Tablo to keep ahead of the products of our competitors could result in the loss of customers or market share that would adversely affect our business, results of operations, and financial condition.

We face competition from many sources, including larger companies, and we may be unable to compete successfully.

There are a number of dialysis machine manufacturers in the United States, Europe and Asia. Notable competitors in the United States include Fresenius, Baxter International Inc. (Baxter) and B. Braun Medical Inc. (B. Braun). Of these competitors, Fresenius is the largest and it supplies dialysis products, operates a significant number of dialysis clinics and provides outsourced dialysis services in many hospitals. Fresenius, Baxter and B. Braun all supply machines and supplies in both the acute and home care settings. All of these organizations are currently significantly larger with greater financial and personnel resources than us, enjoy significantly greater market share than ours and have greater resources than we do. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can. Outside the United States, additional dialysis machine competitors include Nikkiso Co., Ltd. (Nikkiso), Nipro Corporation (Nipro) and Quanta Dialysis Technologies Ltd (Quanta). Additionally, companies with dialysis machine development programs include Medtronic and CVS. Some of our competitors have:

•	substantially greater name recognition;
•	broader, deeper or longer-term relations with healthcare professionals, customers and third-party payors;
•	more established distribution networks;
•	additional lines of products and the ability to offer rebates or bundle products to offer greater discounts or other incentives to gain a competitive advantage;
•	greater experience in conducting research and development, manufacturing, clinical trials, marketing and obtaining regulatory clearance or approval for products; and
•	greater financial and human resources for product development, sales and marketing and patent litigation.

Our continued success depends on our ability to:

•	further penetrate the acute care market and drive utilization and fleet expansion among our existing customers in the acute care setting;
•	successfully expand within the home dialysis market;
•	maintain and widen our technology lead over competitors by continuing to innovate and deliver new product enhancements on a continuous basis;
•	cost-effectively manufacture Tablo and its component parts as well as drive down the cost of service; and
•	increase adoption of Tablo in the chronic outpatient facility setting via transitional care programs within existing dialysis clinics.

In addition, competitors with greater financial resources than ours could acquire other companies to gain enhanced name recognition and market share, as well as new technologies or products that could effectively compete with our existing products, which may cause our revenue to decline and would harm our business.

Our competitors also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, as well as in acquiring technologies complementary to, or necessary for, Tablo. Because of the complex and technical nature of Tablo and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize Tablo, which would have a material adverse effect on our business, financial condition and results of operations.

As we attain greater commercial success, our competitors are likely to develop products that offer features and functionality similar to Tablo. Improvements in existing competitive products or the introduction of new competitive products may make it more difficult for us to compete for sales, particularly if those competitive products demonstrate better reliability, convenience or effectiveness or are offered at lower prices.

More generally, the development of viable medical, pharmacological and technological advances in treating or preventing kidney failure may also limit the opportunity for Tablo and our services. While kidney transplantation is the treatment of choice for most patients with End Stage Renal Disease (ESRD), it is not currently a viable treatment for most patients. This may change, however, with the development of new medications designed to reduce the incidence of kidney transplant rejection, progress in using kidneys harvested from genetically engineered animals as a source of transplants, and other advances in kidney transplantation.

We may face additional costs, loss of revenue, significant liabilities, harm to our brand, decreased use of our platform and business disruption if there are any security or data privacy breaches or other unauthorized or improper access.

In connection with various facets of our business, we collect and use a variety of personal information as part of the Tablo data ecosystem, such as name, mailing address, email addresses, mobile telephone number, location information, and prescription information. Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers or partners. Despite the implementation of security measures, our internal computer systems and those of our third-party service providers and partners are vulnerable to damage from computer viruses, hacking and other means of unauthorized access, denial of service and other attacks, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Further, as a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition to unauthorized access to or acquisition of personal information, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. Any failure to prevent or mitigate security breaches or improper access to, or use or disclosure of, our data or consumers’ personal information, including information hosted by third party service providers such as Amazon Web Services (AWS), could result in significant liability under applicable data protection laws, such as state breach notification laws and the federal Health Insurance Portability and Accountability Act and its implementing regulations (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH Act), and all regulations promulgated thereunder. Such an incident may also cause a material loss of revenue from the potential adverse impact to our reputation and brand, affect our ability to retain or attract new users of Tablo and potentially disrupt our business, as well as require significant expenditure of resources to contain, mitigate and remediate the incident.

Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently or may be designed to remain dormant until a predetermined or other future event and often are not recognized until launched against a target, we and our partners may be unable to anticipate these techniques or to implement adequate preventative measures. Further, we do not have any direct control over the operations of the facilities or technology of AWS or our other cloud and service providers. Our systems, servers and platforms, those of our cloud service providers, and Tablo’s two-way wireless communication system, may be vulnerable to computer viruses or physical or electronic break-ins that our or their security measures may not detect or effectively block, and may be breached due to the actions of outside parties, employee error or misconduct, malfeasance, or a combination of these and, as a result, an unauthorized party may obtain access to our data or the personal information maintained by us or on our behalf. Additionally, outside parties may attempt to fraudulently induce employees to disclose sensitive information in order to gain access the data and personal information we maintain. Threat actors, including individuals, criminal groups, state sponsored actors or others may be able to circumvent such security measures and misappropriate our confidential or proprietary information, disrupt our operations, corrupt our data, damage our computers or otherwise impair our reputation and business. We may need to expend significant resources and make significant capital investment to protect against security breaches or to mitigate the impact of any such breaches. In addition, to the extent that our cloud and other service providers experience security breaches that result in the unauthorized or improper use of confidential information, employee information or personal information, we may not be indemnified for any losses resulting from such breaches. If we are unable to prevent or mitigate the impact of such security breaches or other cyber events that impact our operations, our ability to attract and retain new customers, patients, and other partners could be harmed, as they may be reluctant to entrust us with their data, and we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business or other adverse consequences.

We may encounter difficulties in managing our growth, which could disrupt our operations.

As of September 30, 2020, we had approximately 284 employees. Over the next several years, we expect to increase significantly the scope of our operations, particularly in the areas of manufacturing, sales and support, product development, regulatory affairs, marketing and other functional areas, including finance, accounting, quality and legal. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational quality and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to manage the expansion of our operations or recruit and train additional qualified personnel in an effective manner. In addition, the physical expansion of our operations, including the establishment of our manufacturing facility in Tijuana, Mexico, may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

The home hemodialysis market may not expand sufficiently to support our growth prospects.

We believe a significant growth opportunity exists within the home hemodialysis market. However, home hemodialysis therapies to date have not been extensively adopted. We believe that the home hemodialysis market is sufficient to fuel our growth in the near term if we are able to capture sufficient market share; however, there can be no assurance that we will be successful in increasing our market share.

Our long term growth will require us to shift patients’ and the medical community’s understanding and view of home hemodialysis and will require further increases in the number of patients who adopt home hemodialysis from current levels, physicians who are willing to prescribe home hemodialysis, and dialysis centers that are willing to support home hemodialysis growth. Most dialysis centers presently do not have the infrastructure to support a significant home hemodialysis patient population, including the availability of home hemodialysis training nurses, and may not be motivated to invest in home hemodialysis programs. We will need to continue to devote significant resources to expanding the home hemodialysis market, but these efforts ultimately may not be successful.

Natural or man-made disasters and other similar events, including the COVID-19 pandemic, may significantly disrupt our business, and negatively impact our business, financial condition and results of operations.

A significant portion of our employee base, operating facilities and infrastructure are centralized in Northern California. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, wildfires, floods, nuclear disasters, riots, acts of terrorism or other criminal activities, infectious disease outbreaks or pandemic events, including the COVID-19 pandemic, power outages and other infrastructure failures, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could adversely affect our business and results of operations and harm our reputation. Moreover, although we have disaster recovery plans, they may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business and results of operations. In addition, our facility in Mexico and the facilities of our suppliers and manufacturers may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or otherwise materially and adversely affect our business.

Any failure to offer high-quality product support for Tablo may adversely affect our relationships with providers and negatively impact our reputation among patients and providers, which may adversely affect our business, financial condition, and results of operations.

We operate a multichannel model, including remote and on-site product support to respond to and resolve issues reported to us by providers and nurses on behalf of their patients. In implementing and using Tablo, providers depend on our support to resolve product quality- and performance-related issues in a timely manner. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support. Increased customer demand for product support could increase costs and adversely affect our business, financial condition and results of operations. Our sales are highly dependent on our reputation and on positive recommendations from our existing patients, care partners and providers. Any failure to maintain high-quality customer support for our products, or a market perception that we do not maintain high-quality customer support for our products, could adversely affect our reputation, our ability to sell Tablo, and in turn our business, results of operations, and financial condition.

The sizes of the markets for Tablo in the acute and home settings have not been established with precision and may be smaller than we estimate and may decline.

Our estimates of the annual total addressable market for Tablo is based on a number of internal and third-party estimates, including, without limitation, the assumed prices at which we can sell Tablo in the acute and home markets. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors.

As a result, our estimates of the annual total addressable market for Tablo in different settings may prove to be incorrect. If the actual number of patients who would benefit from Tablo, the price at which we can sell Tablo, or the total addressable market for Tablo is smaller than we have estimated, it may impair our sales growth and negatively affect our business, financial condition and results of operations.

We have significant customer concentration, with a limited number of customers accounting for a substantial portion of our revenues.

For the nine months ended September 30, 2020, a government distributor customer, a federal health department customer, with whom we have signed an additional purchase order in August 2020 for a 24 month lease of 50 Tablo consoles, and one other customer accounted for 23%, 17% and 16% of our revenue, respectively. There are risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the level of demand for Tablo that will be generated by any of these customers in the future. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs, the timing of which may be affected by market conditions or other facts outside of our control. These customers could also potentially pressure us to reduce the prices we charge for Tablo, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If any of our largest customers terminates its relationship with us, such termination could negatively affect our revenues and results of operations.

Our results of operations will be materially harmed if we are unable to accurately forecast customer demand for, and utilization of, Tablo and manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and manufacture the Tablo console and the Tablo cartridge based on our estimates of future demand for Tablo. Our ability to accurately forecast demand for Tablo could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for Tablo or for products of our competitors, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for Tablo, our supply chain, manufacturing partners and/or internal manufacturing team may not be able to deliver components and products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, which will adversely affect our business, financial condition and results of operations.

Inadequate training of, and improper use of Tablo by, nurses, dialysis technicians, care partners and patients may lead to negative patient outcomes, affect adoption of Tablo and adversely affect our business.

The success of Tablo depends in part on the proper training and use of Tablo by nurses and dialysis technicians in the acute setting or patients and care partners in the home setting. We train nurses and dialysis technicians on the appropriate use of Tablo, as well as how to train other users, including patients and care partners who use Tablo in the home setting, on the appropriate use of Tablo. If nurses and dialysis technicians, including those we train directly and those trained by others, or patients and care partners, who are not trained by us directly, use Tablo inappropriately or incorrectly, or with supplies that are not compatible with Tablo or without adhering to or completing training sessions, patient outcomes may not be consistent with expected results. This may negatively impact the perception of patient benefit and safety and limit adoption of Tablo, which would have a material adverse effect on our business, financial condition and results of operations.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual revenue and operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual operating results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. These fluctuations may occur due to a variety of factors, including, but not limited to:

•	the level of demand for Tablo, which may vary significantly;
•

the cost of manufacturing Tablo, which may vary depending on the quantity of production, the terms of our agreements with third-party suppliers and manufacturers and any related foreign currency impact;

•	expenditures that we may incur to acquire, develop or commercialize additional products and technologies;
•	unanticipated pricing pressures;
•	the rate at which we grow our sales force and the speed at which newly hired salespeople become effective, and the cost and level of investment therein;
•	the degree of competition in our industry and any change in the competitive landscape of our industry, including consolidation among our competitors or future partners;
•	coverage and reimbursement policies with respect to dialysis equipment, and potential future products that compete with Tablo;
•	the timing and success or failure of clinical trials for Tablo or any enhancements to Tablo we develop, or changes made to competing products;
•	positive or negative coverage, or public perception, of Tablo or products of our competitors or broader industry trends;
•	the impact, if any, that COVID-19 may have on the number of patients treated;
•

the timing and cost of, and level of investment in, research, development, licenses, regulatory approval, commercialization activities, acquisitions and other strategic transactions, or other significant events relating to Tablo, which may change from time to time;

•	the timing and cost of obtaining and maintaining regulatory approvals or clearances for the current version of Tablo, as well as planned or future improvements or enhancements to Tablo;
•	pricing and discounts for Tablo; and
•	future accounting pronouncements or changes in our accounting policies.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual financial results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Further, our historical results are not necessarily indicative of results expected for any future period, and quarterly results are not necessarily indicative of the results to be expected for the full year or any other period, and accordingly should not be relied upon as indicative of future performance.

This variability and unpredictability could also result in our failure to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, it will negatively affect our business, financial condition and results of operations.

We use Amazon Web Services to support Tablo’s cloud connectivity and any disruption of service could interrupt or delay our ability to receive and deliver critical treatment and reporting information from and to providers and patients.

We currently use AWS to host our cloud-based ecosystem. We also use other cloud service providers in our operations. We do not have direct control over the operations of the facilities of AWS or of our other cloud service providers and these facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, a decision by AWS or another cloud service provider to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in, or curtailment of, Tablo’s functionality and our ability to provide software updates or analyze patient and machine data. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The continuing and uninterrupted performance of Tablo is critical to our success. Because our customer-facing software platform is used by providers to gain insight into treatment performance, it is critical that our customer facing software platform be accessible without interruption or degradation of performance or data. Providers and patients may become dissatisfied by any system failure that interrupts our ability to provide the full suite of Tablo capabilities to them. Outages could lead to the triggering of our service level agreements and the issuance of credits to our clients, in which case, we may not be fully indemnified for such losses pursuant to our agreement with AWS or our agreements with our other cloud service providers. We may not be able to easily switch our AWS operations to another cloud provider if there are sustained disruptions or interference with our use of AWS. Repeated or prolonged system failures may reduce the attractiveness of Tablo to providers and patients and result in a decreased demand for Tablo, thereby adversely affecting our business, financial condition and results of operations. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of Tablo.

AWS and our other cloud service providers are not obligated to renew its agreement with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with AWS or our other cloud service providers on commercially reasonable terms, if our agreement with AWS or our other cloud service providers are prematurely terminated, or if in the future we add additional data providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new providers. If these providers were to increase the cost of their services, we may have to increase the price of Tablo or take other measures to offset such cost increases, which could have a material adverse effect on our business, financial condition and results of operations.

If we experience significant disruptions in our information technology systems, our business may be adversely affected.

We depend on our information technology systems for the efficient functioning of our business, including the manufacture, distribution and maintenance of Tablo, as well as for accounting, data storage, compliance, purchasing and inventory management. We do not have redundant information technology in all aspects of our systems at this time. Our information technology systems may be subject to computer viruses, ransomware or other malware, attacks by computer hackers or malicious insiders, failures during the process of upgrading or replacing software, databases or components thereof, power outages, damage or interruption from fires or other natural disasters, hardware failures, telecommunication failures and user errors, among other malfunctions. We could be subject to an unintentional event that involves a third party gaining unauthorized access to our systems, which could disrupt our operations, corrupt our data or result in release of our confidential information. Technological interruptions or malfunction would disrupt our operations, including our ability to timely ship and track Tablo orders, project inventory requirements, ensure the integrity of our data analytics services, manage our supply chain and otherwise adequately service our customers or disrupt our customers’ ability use Tablo. In the event we experience significant disruptions, we may be unable to repair our data or systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our business, financial condition and results of operations. Currently, we carry business interruption coverage to mitigate certain potential losses but this insurance is limited in amount, and we cannot be certain that such potential losses will not exceed our policy limits. We are increasingly dependent on complex information technology to manage our infrastructure. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance our existing systems. Failure to maintain or protect our information systems and data integrity effectively could have a material adverse effect on our business, financial condition and results of operations.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit or halt the marketing and sale of Tablo. The expense and potential unavailability of insurance coverage for liabilities resulting from Tablo could harm us and our ability to sell Tablo.

We face an inherent risk of product liability as a result of the marketing and sale of Tablo. For example, we may be sued if Tablo or any of its component parts causes, or is perceived to cause, injury or is found to be otherwise unsuitable during manufacturing, marketing or sale. Any such product liability claim may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In addition, we may be subject to claims against us even if the apparent injury is due to the actions of others or the pre-existing health conditions of the patient. For example, nurses, dialysis technicians, care partners and patients operate Tablo. If these nurses, dialysis technicians, care partners or patients are not properly trained, are negligent or use Tablo incorrectly, the capabilities of Tablo may be diminished or the patient may suffer critical injury. We may also be subject to claims that are caused by the activities of our suppliers, such as those who provide us with components and sub-assemblies, or manufacturers who produce Tablo consoles and cartridges.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or halt the marketing and sale of Tablo. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for Tablo;
•	harm to our reputation;
•	initiation of investigations by regulators, which could result in enforcement action against us or our contract manufacturers;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue; and
•	exhaustion of any available insurance and our capital resources.

We believe we have adequate product liability insurance, but it may not prove to be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain or obtain insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our insurance policy contains various exclusions, and we may be subject to a product liability claim for which we have no coverage. The potential inability to obtain sufficient product liability insurance at an acceptable cost to protect against product liability claims could prevent or inhibit the marketing and sale of Tablo. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts, which would have a material adverse effect on our business, financial condition and results of operations. In addition, any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, harm our reputation in the industry, significantly increase our expenses and reduce product sales.

We expect to continue to incur net losses for the next several years and we expect to require substantial additional capital beyond the proceeds from our recent IPO to finance our planned operations, which may include future equity and debt financings. This additional capital may not be available to us on acceptable terms or at all. Our failure to obtain additional financing when needed on acceptable terms, or at all, could force us to delay, limit, reduce or eliminate our commercialization, sales and marketing efforts, product development programs or other operations.

Notwithstanding our recent IPO, we will require additional financing to fund working capital and pay our obligations. We may seek to raise any necessary additional capital through a combination of public or private equity offerings or debt financings. There can be no assurance, however, that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If adequate funds are not available on acceptable terms when needed, we may be required to significantly reduce operating expenses, which may negatively affect our business, financial condition and results of operations. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available on reasonable terms, or at all.

We bear the risk of warranty claims on our Tablo system.

We bear the risk of warranty claims on our Tablo system. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or that any recovery from such vendor or supplier would be adequate. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in costs to us.

Performance issues, service interruptions or price increases by our shipping carriers and warehousing providers could adversely affect our business and harm our reputation and ability to provide our services on a timely basis.

Expedited, reliable shipping and secure warehousing are essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our Tablo system to our customers and for tracking of these shipments, and from time to time require warehousing for our products. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any systems, it would be costly to replace such systems in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our Tablo system and increased cost and expense to our business. In addition, any significant increase in shipping or warehousing rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery or warehousing services we use would adversely affect our ability to process orders for our Tablo system on a timely basis.

Cost-containment efforts of our customers, purchasing groups and governmental organizations could have a material adverse effect on our sales and profitability.

In an effort to reduce costs, many hospitals in the United States have become members of GPOs and Integrated Delivery Networks (IDNs). GPOs and IDNs negotiate pricing arrangements with medical device companies and distributors and then offer these negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple providers with the intention of driving down pricing or reducing the number of vendors. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain new, or maintain existing, contract positions with major GPOs and IDNs. Furthermore, the increasing leverage of organized buying groups may reduce market prices for Tablo, thereby reducing our revenue and margins.

While having a contract with a GPO or IDN for a given product category can facilitate sales to members of that GPO or IDN, such contract positions can offer no assurance that any level of sales will be achieved, as sales are typically made pursuant to individual purchase orders. Even when a provider is the sole contracted supplier of a GPO or IDN for a certain product category, members of the GPO or IDN are generally free to purchase from other suppliers. Furthermore, GPO and IDN contracts typically are terminable without cause by the GPO or IDN upon 60 to 90 days’ notice. Accordingly, the members of such groups may choose to purchase alternative products due to the price or quality offered by other companies, which could result in a decline in our revenue.

If we fail to retain sales and marketing personnel and, as we grow, fail to increase our sales and marketing capabilities or develop broad awareness of Tablo in a cost-effective manner, we may not be able to generate revenue growth.

We have limited experience marketing and selling Tablo. We currently rely on our direct sales force to sell Tablo in the United States, and any failure to maintain and grow our direct sales force will negatively affect our business, financial condition and results of operations. The members of our direct sales force are highly trained and possess substantial technical expertise, which we believe is critical in increasing adoption of Tablo. The members of our U.S. sales force are at-will employees. The loss of these personnel to competitors, or otherwise, will negatively affect our business, financial condition and results of operations. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise in replacement personnel, it may negatively affect our business, financial condition and results of operations.

In order to generate future growth, we plan to continue to expand and leverage our sales and marketing infrastructure to increase the number of clients and clinics that adopt Tablo. Identifying and recruiting qualified sales and marketing personnel and training them on Tablo, on applicable federal and state laws and regulations and on our internal policies and procedures requires significant time, expense and attention. It often takes several months or more before a sales representative is fully trained and productive. Our sales force may subject us to higher fixed costs than those of companies with competing techniques or products that utilize independent third parties, which could place us at a competitive disadvantage. It will negatively affect our business, financial condition and results of operations if our efforts to expand and train our sales force do not generate a corresponding increase in revenue, and our higher fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for Tablo. Any failure to hire, develop and retain talented sales personnel, to achieve desired productivity levels in a reasonable period of time or timely reduce fixed costs, could negatively affect our business, financial condition and results of operations. Our ability to increase our customer base and achieve broader market acceptance of Tablo will depend to a significant extent on our ability to expand our marketing efforts. We plan to dedicate significant resources to our marketing programs. It will negatively affect our business, financial condition and results of operations if our marketing efforts and expenditures do not generate a corresponding increase in revenue. In addition, we believe that developing and maintaining broad awareness of Tablo in a cost-effective manner is critical to achieving broad acceptance of Tablo. Promotion activities may not generate patient or physician awareness or increase revenue, and even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the physician acceptance necessary to realize a sufficient return on our brand building efforts, or to achieve the level of brand awareness that is critical for broad adoption of Tablo. In addition, our services revenue is dependent in part on our field service engineers (FSEs).

Litigation and other legal proceedings may adversely affect our business.

From time to time we may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for Tablo, even if the regulatory or legal action is unfounded or not material to our operations.

We may seek strategic alliances, joint ventures or collaborations, or enter into licensing or partnership arrangements in the future and may not be successful in doing so, and even if we are, we may not realize the benefits or costs of such relationships.

We may form or seek strategic alliances, create joint ventures or collaborations or enter into licensing or partnership arrangements with third parties that we believe will compliment or augment our sales and marketing efforts with respect to Tablo. We may not be successful in our efforts to establish such collaborations for Tablo. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for Tablo. We cannot be certain that, following a strategic alliance or similar arrangement, we will achieve the revenue or specific net income that justifies such transaction. In addition, any potential future collaborations may be terminable by our collaborators, and we may not be able to adequately protect our rights under these agreements. Any termination of collaborations we enter into in the future, or delays in entering into new strategic partnership agreements could delay our sales and marketing efforts, which would harm our business prospects, financial condition and results of operations.

Our future growth may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

While we currently do not market or sell Tablo outside of the United States, our future profitability may depend, in part, on our ability to sell Tablo in foreign markets. We are not permitted to market or promote Tablo before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for Tablo. To obtain separate regulatory approvals in other countries we may be required to comply with numerous and varying regulatory requirements of such countries regarding the safety and efficacy of Tablo and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product, and we cannot predict success in these jurisdictions. If we obtain approval of Tablo and sell Tablo in foreign markets, we would be subject to additional risks and uncertainties in those markets.

Our ability to utilize our net operating loss carryforwards and research and development credit may be limited.

As of September 30, 2020, we had U.S. federal and state net operating loss (NOL) carryforwards of approximately $300.8 million and $326.4 million, respectively. If not utilized, our U.S. federal NOLs generated in taxable years beginning before 2018 will begin to expire in 2024 and our state NOLs in conforming states generated in taxable years beginning before 2018 will begin to expire in 2020. Deductibility of U.S. federal NOLs generated in taxable years beginning after 2017 and used in taxable years beginning after 2020 are limited to 80% of our taxable income before the deduction of such NOLs. As of September 30, 2020, we also had U.S. federal and state research and development credits of approximately $5.6 million and $4.1 million, respectively. Our U.S. federal research and development credits begin to expire in 2030. State research and development credits do not expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) a corporation that undergoes an ownership change, generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. Similar rules may apply under state tax laws. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any future carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the existing NOLs, research and development credit carryforwards or future disallowed interest expense carryovers, even if we attain profitability. Any limitation on using NOLs could adversely impact operating results and result in our retaining less cash after payment of U.S. federal and state income taxes.

The terms of our credit agreement require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

We entered into a senior secured term loan facility with Silicon Valley Bank (SVB) in July 2020 (the SVB Loan and Security Agreement) which provides for a $30.0 million term loan (the SVB Term Loan). The loan is secured by substantially all of our assets, including all of the capital stock held by us, if any, (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries), subject to certain exceptions (including an exception regarding intellectual property). The SVB Loan and Security Agreement contains a number of restrictive covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. See Note 7 to our unaudited interim condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

The SVB Loan and Security Agreement contains customary representations and warranties and affirmative covenants and also contains certain restrictive covenants, including, among others, limitations on: the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt, transactions with affiliates and changes to our type of business, management of the business, control of the business or business locations. The SVB Loan and Security Agreement does not include any financial covenants but does require us to maintain cash collateral in a deposit account at SVB in an amount equal to or greater than the outstanding principal balance of the SVB Term Loan. The SVB Loan and Security Agreement also contains customary events of default. If we fail to comply with such covenants, payments or other terms of the SVB Loan and Security Agreement, our lender could declare an event of default, which would give it the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, our lender would have the right to proceed against the assets we provided as collateral pursuant to the SVB Loan and Security Agreement. If the debt under SVB Loan and Security Agreement was accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay this debt, which would harm our business and financial condition.

Risks Related to Governmental Regulation

We are subject to a post-market surveillance order issued by the FDA for our Tablo System. If the FDA determines that our Tablo System does not perform as anticipated in the home use setting, or if the FDA identifies new concerns related to the safety and effectiveness of the device, we may need to make changes to or recall or withdraw the Tablo System from the field, which could harm our business.

The FDA recently notified us that the Tablo System is subject to a mandatory post-market surveillance order under Section 522 of the Federal Food Drug and Cosmetic Act (FDCA). Section 522 of the FDCA authorizes the FDA to require a manufacturer to conduct post-market surveillance for devices that meet certain criteria. Relevant here, the FDA determined that the Tablo is a device where its failure would be reasonably likely to have serious adverse health consequences, and that it is intended to be a life-sustaining or life-supporting device used outside a device user facility.

The FDA issued this 522 order to address (i) whether there are use-related safety concerns when the Tablo System is used by the new user population in the home environment unsupervised by a trained healthcare professional; (ii) whether the safety profile in this new user population and home environment requires Outset Medical to provide changes to the device design, labeling, and/or training and, if so, what labeling and training are necessary to support user understanding and adherence to minimize use-related safety concerns, adverse events, or complaints when the Tablo System is used at home; and (iii) what adverse events and complaints are observed when the Tablo System is used at home unsupervised by a trained healthcare professional.

To address these issues, the FDA has required that we conduct a human factors study, as well as conduct a detailed analysis of adverse events and complaints from home users. With respect to the post-market surveillance issues, the FDA has ordered collection of prospective data on use in the home environment to assess adverse events and human factors.

In response to the 522 order, we have submitted a simulated human factors test protocol to the agency. We had previously committed to FDA to conduct this study as a validation activity while the Tablo 510(k) was under review by FDA. The study was designed in accordance with FDA human factors guidance. By the time that the 522 order was issued, we had already begun and completed a substantial portion of this simulated use human factors validation testing. Because the study design also is consistent with the types of postmarket surveillance that can be used to respond to a 522 order per FDA’s 522 guidance, we believe that the existing study sufficiently addresses FDA’s 522 order, though we continue to discuss certain parameters of the study with the FDA, including potential post-market evaluation of the device in actual use in the home environment. Study enrollment was halted due to the COVID-19 pandemic and regional shelter-in-place orders. Once we are able to complete our study, a final report will be provided to the FDA. Should the FDA decide that use of the Tablo System in the home environment identifies new concerns related to the safety and effectiveness of the product, or if the FDA determines that the requirements of the 522 order are otherwise unmet, we may be required to make changes to our Tablo System for which we may need to submit new marketing authorization applications and obtain clearance, we may need to withdraw or recall the Tablo System from the market, and may be subject to other enforcement action, which could harm our business.

Changes to the reimbursement rates for dialysis treatments and measures to reduce healthcare costs may adversely impact our business.

Our customers depend upon reimbursement by government and commercial insurance payors for dialysis services using our products. With a vast majority of U.S. patients with ESRD, covered by Medicare, the Medicare reimbursement rate is an important factor in a customer’s decision to use the Tablo and limits the prices we may charge for our products. For patients with Medicare coverage, all payments for renal dialysis services are currently made under a single bundled payment rate which provides a fixed payment rate to encompass virtually all goods and services provided during the dialysis treatment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic wage index, and other factors. The ESRD prospective payment system is subject to rebasing, which can have a positive financial effect, or a negative one if the government fails to rebase in a manner that adequately addresses the costs borne by dialysis facilities.

Current Centers for Medicare and Medicaid Services (CMS) rules limit the number of hemodialysis treatments paid for by Medicare Part B to three times a week, unless there is medical justification provided by the dialysis facility based on information from the patient’s physician for additional treatments. To the extent that over three treatments per week are prescribed for Tablo patients and Medicare contractors determine they will not pay for additional treatments, adoption of the Tablo System could be impaired. As there is not a uniform national standard for what constitutes medical justification, a clinic’s decision as to how much it is willing to spend on home dialysis equipment and services will be at least partly dependent on the number of weekly treatments prescribed for home dialysis, and if greater than three, the level of confidence the center has in the predictability of receiving reimbursement from Medicare for additional treatments per week based on submitted claims for medical justification.

Although most ESRD patients are currently covered by traditional Medicare, beginning January 1, 2021, when changes from the 21st Century Cures Act enter into effect, more dialysis patients will be eligible to enroll in Medicare Advantage managed care plans. While Medicare Advantage plans must provide at least the same level of coverage for Medicare beneficiaries as traditional Medicare, reimbursement to dialysis facilities will depend on each Medicare Advantage plan’s contracts and network agreements with each dialysis facility. There is uncertainty as to how many or which newly eligible ESRD patients will seek to enroll in Medicare Advantage plans and how quickly enrollment would occur, and whether coverage and reimbursement is more favorable than Medicare Part B will vary by plan.

Many ESRD patients have Medicaid coverage that is supplemental to Medicare coverage, and some ESRD patients may have Medicaid as their primary coverage. Because Medicaid is a state-administered program, Medicaid reimbursement for dialysis services varies by state. Changes in state Medicaid or other non-Medicare government-based programs or payment rates could have an adverse effect on our customers’ business.

Finally, some patients may have coverage through private insurance, for example through a marketplace plan set up under the Affordable Care Act or through an employer or union group health plan. Private insurance reimbursement is generally higher than government reimbursement, but it varies by sponsor and plan. Commercial payment rates are negotiated between our customers and insurers or other third-party administrators, and commercial payors may also exert downward pressure on payment rates for dialysis services.

Any reduction in reimbursement rates for dialysis treatments may adversely affect our customers’ businesses and cause them to enact cost reduction measures that may include reducing the scope of their home hemodialysis programs, which could result in a reduced demand for our product or additional pricing pressures.

Healthcare reform measures could hinder or prevent the commercial success of Tablo.

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that may harm our future revenues and profitability and the demand for Tablo. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of Tablo. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of Tablo.

By way of example, in the United States, the Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts our industry. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs.

There have been judicial challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration and Congress to repeal or replace or alter the implementation of certain aspects of the Affordable Care Act. For example, Congress eliminated the tax penalty, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance. The Further Consolidated Appropriations Act of 2020, Pub. L. No. 116-94, signed into law December 20, 2019, fully repealed the Affordable Care Act’s “Cadillac Tax” on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share (repeal effective in 2021), and the medical device excise tax on non-exempt medical devices. On December 14, 2018, a Texas U.S. District Court Judge invalidated the Affordable Care Act in its entirety because he concluded that the individual mandate, for which Congress eliminated the accompanying tax penalty as part of the Tax Cuts and Jobs Act of 2017, is unconstitutional and cannot be severed from the remainder of the Affordable Care Act. The Fifth Circuit Court of Appeals affirmed the district court’s ruling that the individual mandate was unconstitutional, but it remanded the case back to the district court for further analysis of whether the mandate could be severed from the Affordable Care Act (i.e., whether the entire Affordable Care Act was therefore also invalid). The Supreme Court of the United States granted certiorari on March 2, 2020, and the case is expected to be decided by mid-2021. It is unclear how this decision, and other efforts to challenge, repeal, or replace, or alter the implementation of the Affordable Care Act will affect our business, financial condition and results of operations.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken, with the exception of a temporary suspension of the 2% cut in Medicare payments from May 1, 2020 through December 31, 2020. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years.

Moreover, other legislative and executive actions have encouraged the development of new payment and care models for ESRD patients. For example, in 2017, legislation was introduced to establish a demonstration project for integrated care for Medicare beneficiaries with ESRD. Further, an executive order signed in July 2019 directed the Secretary of HHS to develop, among other things, Medicare payment models designed to identify and treat at-risk populations earlier in disease development, and in connection with the executive order, HHS announced a goal of having 80% of new ESRD patients in 2025 either receive dialysis at home or receive a transplant. CMS subsequently published a final rule on September 29, 2020 to implement the End-Stage Renal Disease Treatment Choices (ETC) Model. The ETC Model is a mandatory payment model that will adjust certain Medicare payments to selected ESRD facilities, nephrologists, and other clinicians managing beneficiaries with ESRD starting January 1, 2021 and continuing through June 30, 2027. Specifically, the ETC Model will adjust ESRD facilities’ treatment base rates under the ESRD Prospective Payment System and managing clinicians’ monthly Medicare capitation payments to incentivize greater use of home dialysis and kidney transplants. CMS is also preparing to implement the Kidney Care Choices Model, a voluntary Medicare payment model with four distinct payment options designed to help providers reduce costs and improve quality of care for patients with late-stage chronic kidney disease and ESRD, to delay the need for dialysis, and to encourage kidney transplantation. Changes to the models of patient care, including an increased focus on treatments earlier in disease progression, may adversely affect our customers’ businesses and potentially decrease the demand for our product or result in additional pricing pressures. Further, with home dialysis as a growing trend in the industry and issuance of the executive order and the ETC Model final rule, a failure to implement our expansion into home dialysis could have a material adverse impact on our business.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may harm:

•	our ability to set a price that we believe is fair for Tablo;
•	our ability to generate revenue and achieve or maintain profitability; and
•	the availability of capital.

The current (or any future) presidential administration and Congress may continue to pursue significant changes to the current healthcare laws. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States on our business, financial condition and results of operations. Future changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions, decrease our revenue and impact sales of and pricing for our current and future products.

We must comply with anti-kickback, fraud and abuse, false claims, transparency, and other healthcare laws and regulations.

Our current and future operations are subject to various federal and state healthcare laws and regulations. These laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with dialysis providers, hospitals, physicians or other potential purchasers or users, including patients, of medical devices and services. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales and rental offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements. These laws include but are not limited to:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the U.S. federal false claims laws, including the civil False Claims Act (FCA), which can be enforced by the U.S. Department of Justice or through “qui tam,” whistleblower actions, which are filed by private citizens on behalf of the federal government. The FCA prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds; knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government. In addition, any claims submitted as a result of a violation of the federal Anti-Kickback Statute constitute false claims and are subject to enforcement under the federal FCA;

•

criminal healthcare statutes that were added by HIPAA, which impose liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate them in order to have committed a violation;

•

the Physician Payments Sunshine Act (Sunshine Act) and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments made in the preceding calendar year and other transfers of value to physicians and teaching hospitals, and for reporting beginning January 1, 2022, to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives, as well as ownership and investment interests held by physicians and their immediate family members; and

•

state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require medical device companies to comply with the medical device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug and device manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities.

If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional oversight and reporting requirements and the curtailment or restructuring of our operations. Moreover, any investigation into our practices could cause adverse publicity and require a costly and time-consuming response.

Tablo and our operations are subject to extensive government regulation and oversight in the United States. If we fail to obtain or maintain necessary regulatory approvals for Tablo and related products, or if approvals or clearances for future products are delayed or not issued, it will negatively affect our business, financial condition and results of operations.

Tablo is a medical device subject to extensive regulation in the United States and elsewhere, including by the FDA and its foreign counterparts. Government regulations specific to medical devices are wide ranging and govern, among other things:

•	product design, development, manufacture, and release;
•	laboratory and clinical testing, labeling, packaging, storage and distribution;
•	product safety and efficacy;
•	premarketing clearance or approval;
•	service operations;
•	record keeping;
•	product marketing, promotion and advertising, sales and distribution;
•	post-marketing surveillance, including reporting of deaths or serious injuries and recalls and correction and removals;
•	post-market approval studies; and
•	product import and export.

The FDA classifies medical devices into one of three classes on the basis of the intended use of the device, the risk associated with the use of the device for that indication, as determined by the FDA, and on the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness.

Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (QSR) facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring premarket approval (PMA). Some pre-amendment devices are unclassified, but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed. Our currently marketed product is a Class II device subject to 510(k) clearance.

Before a new medical device, or a new intended use of, claim for, or significant modification to an existing device, can be marketed in the United States, a company must first submit an application for and receive either 510(k) clearance pursuant to a premarket notification submitted under Section 510(k) of the FDCA, de-novo classification, or PMA from the FDA, unless an exemption applies. Most Class I devices and some Class II devices are exempt from these premarket review requirements. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is substantially equivalent to a legally-marketed predicate device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be substantially equivalent, the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence.

In the process of obtaining PMA, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, clinical trial, manufacturing and labeling data.

The FDA also allows the submission of a direct de-novo petition. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act of 2012 (FDASIA), a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination.

The 510(k), de-novo or PMA processes can be expensive, lengthy and unpredictable. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Despite the time, effort and cost, a device may not be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory clearances or approvals could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device.

We have obtained 510(k) clearances to market Tablo for use in patients with acute and/or chronic renal failure, with or without ultrafiltration, in the settings of an acute or chronic care facility and the home. However, Tablo is not cleared by FDA for Continuous Renal Replacement Therapy (CRRT).

The FDA or other regulators can delay, limit, or deny clearance or approval of a device for many reasons, including:

•

our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that the Tablo System, or any other future device, and any accessories are substantially equivalent to a legally marketed predicate device or safe or effective for their proposed intended uses;

•	the disagreement of the FDA with the design or implementation of any clinical trials or the interpretation of data from preclinical studies or clinical trials;
•	serious and unexpected adverse device effects experienced by participants in our clinical trials;
•	the insufficiency of the data from preclinical studies or clinical trials to support clearance or approval, where required;
•	our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
•	the failure of our manufacturing process or facilities to meet applicable requirements; and
•

the potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance or approval.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA enforces these regulatory requirements through, among other means, periodic unannounced inspections. We do not know whether we will be found compliant in connection with any future regulatory inspections. Moreover, the FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by any such agency, which may include any of the following sanctions:

•	adverse publicity, warning letters, untitled letters, it has come to our attention letters, fines, injunctions, consent decrees and civil penalties;
•	repair, replacement, refunds, recall or seizure of Tablo;
•	operating restrictions, partial suspension or total shutdown of production;

•	denial of our requests for regulatory clearance or PMA of new products or services, new intended uses or modifications to existing products or services;
•	withdrawal of regulatory clearance or PMAs that have already been granted; or
•	criminal prosecution.

If any of these events were to occur, it will negatively affect our business, financial condition and results of operations.

Our future success depends on our ability to develop, receive regulatory clearance or approval for, and introduce new products that will be accepted by the market in a timely manner. There is no guarantee that the FDA will grant 510(k) clearance or PMA of our future products on a timely basis, if at all, and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

It is important to our business that we build a pipeline of product offerings that address limitations of current dialysis products. As such, our success will depend in part on our ability to develop and introduce new products. However, we may not be able to successfully develop and obtain regulatory clearance or approval for product enhancements, or new products for any number of reasons, including due to the cost associated with certain regulatory approval requirements, or these products may not be accepted by physicians or users.

The success of any new product offering or enhancement to an existing product will depend on a number of factors, including our ability to, among others:

•	identify and anticipate physician and patient needs properly;
•	develop and introduce new products or product enhancements in a timely manner;
•	avoid infringing upon the intellectual property rights of third parties;
•	demonstrate, if required, the safety and efficacy of new products with data from clinical studies;
•	obtain the necessary regulatory clearances or approvals for new products or product enhancements;
•	comply fully with the FDA and foreign regulations on marketing of new products or modified products; and
•	provide adequate training to potential users of Tablo.

If we do not develop new products or product enhancements in time to meet market demand or if there is insufficient demand for these products or enhancements, or if our competitors introduce new products with functionalities that are superior to ours, our results of operations will suffer.

Some of our future products will require FDA clearance of a 510(k). Other products may require the approval of a PMA. In addition, some of our future products may require clinical trials to support regulatory approval and we may not successfully complete these clinical trials. The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or PMA of new products. Failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

Modifications to our marketed products may require new 510(k) clearances or PMAs, or may require us to cease marketing or recall the modified products until clearances or approvals are obtained.

Modifications to Tablo and associated consumables may require new regulatory approvals or clearances, including 510(k) clearances or PMAs, or require us to recall or cease marketing the modified systems until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We have made modifications to Tablo in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing Tablo as modified, which could require us to redesign Tablo and/or seek new marketing authorizations and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.

If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, then the manufacturer must file for a new 510(k) clearance or possibly a PMA application. Where we determine that modifications to Tablo require a new 510(k) clearance or PMA application, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. Obtaining clearances and approvals can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

If we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Even though we have obtained 510(k) clearance for Tablo, it and any other product for which we obtain clearance or approval, and the manufacturing processes, post-market surveillance, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight, requirements, and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with FDA’s QSR and other regulations enforced outside the United States which cover the manufacture of our products and the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of medical devices. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	unanticipated expenditures to address or defend such actions
•	customer notifications for repair, replacement, refunds;
•	recall, detention or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying our requests for 510(k) clearance or PMA of new products or modified products;
•	operating restrictions;
•	withdrawal of 510(k) clearances on PMAs that have already been granted;
•	refusal to grant export approval for our products; or
•	criminal prosecution.

If any of these actions were to occur it would harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.

In addition, we are required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. For example, the FDA recently issued to us a post-market surveillance order under Section 522 of the FDCA which requires that we conduct a human factors study, as well as conduct a detailed analysis of adverse events and complaints from home users. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

Our products may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

We are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance or approval, seizure of our products or delay in clearance or approval of future products.

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.

Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new clearances or approvals for the device before we may market or distribute the corrected device. Seeking such clearances or approvals may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.

Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. We may initiate voluntary withdrawals or corrections for our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, will distract management from operating our business and may harm our reputation and financial results.

Our products must be manufactured in accordance with federal and state regulations, and we could be forced to recall our devices or terminate production if we fail to comply with these regulations.

The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.

Our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products. In addition, failure to comply with applicable FDA requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things: warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals; seizures or recalls of our products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for our products; clinical holds; refusal to permit the import or export of our products; and criminal prosecution of us, our suppliers, or our employees.

Any of these actions could significantly and negatively affect supply of our products. If any of these events occurs, our reputation could be harmed, we could be exposed to product liability claims and we could lose customers and experience reduced sales and increased costs.

Our products, such as the Tablo, may in the future be subject to product recalls that could harm our reputation, business and financial results.

Medical devices can experience performance problems in the field that require review and possible corrective action. The occurrence of component failures, manufacturing errors, software errors, design defects or labeling inadequacies affecting a medical device could lead to a government-mandated or voluntary recall by the device manufacturer, in particular when such deficiencies may endanger health. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving Tablo in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. Product recalls may divert management attention and financial resources, expose us to product liability or other claims, harm our reputation with customers and adversely impact our business, financial condition and results of operations.

We may be subject to regulatory or enforcement actions if we engage in improper marketing or promotion of Tablo.

Our educational and promotional activities and training methods must comply with FDA and other applicable laws, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside of its cleared or approved indications is known as “off-label” use. Physicians may use Tablo off-label in their professional medical judgment, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our educational and promotional activities or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of warning letters, untitled letters, fines, penalties, injunctions, or seizures, which could have an adverse impact on our reputation and financial results.

It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our educational and promotional activities or training methods to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of Tablo, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. It is also possible that other federal, state or foreign enforcement authorities might take action, including, but not limited to, through a whistleblower action under the federal civil False Claims Act (FCA), if they consider our business activities constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil or administrative penalties, treble damages, fines, disgorgement, exclusion from participation in government healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. In addition, the off-label use of Tablo may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.

Legislative or regulatory reforms may make it more difficult and costly for us to obtain regulatory clearance or approval of any future products and to manufacture, market and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of planned or future products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

For example, over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intended to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the

510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. The FDA also announced that it intended to finalize guidance to establish a premarket review pathway for “manufacturers of certain well-understood device types” as an alternative to the 510(k) clearance pathway and that such premarket review pathway would allow manufacturers to rely on objective safety and performance criteria recognized by the FDA to demonstrate substantial equivalence, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process.

In May 2019, the FDA solicited public feedback on its plans to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates, including whether the FDA should publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. The FDA requested public feedback on whether it should consider certain actions that might require new authority, such as whether to sunset certain older devices that were used as predicates under the 510(k) clearance pathway. These proposals have not yet been finalized or adopted, and the FDA may work with Congress to implement such proposals through legislation. Accordingly, it is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances, or otherwise create competition that may negatively affect our business.

More recently, in September 2019, the FDA finalized the aforementioned guidance to describe an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway, by demonstrating that such device meets objective safety and performance criteria established by the FDA, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA intends to maintain a list of device types appropriate for the “safety and performance based pathway” and develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidances, where feasible. The FDA may establish performance criteria for classes of devices for which we or our competitors seek or currently have received clearance, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain new 510(k) clearances or otherwise create competition that may negatively affect our business.

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay regulatory clearance or approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Any change in the laws or regulations that govern the clearance and approval processes relating to our current, planned and future products could make it more difficult and costly to obtain clearance or approval for new products or to produce, market and distribute existing products. Significant delays in receiving clearance or approval or the failure to receive clearance or approval for any new products would have an adverse effect on our ability to expand our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing clearance that we may have obtained and we may not achieve or sustain profitability.

Clinical trials may be necessary to support future product submissions to the FDA. The clinical trial process is lengthy and expensive with uncertain outcomes, and often requires the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects.

Initiating and completing clinical trials necessary to support any future PMA applications, and additional safety and efficacy data beyond that typically required for a 510(k) clearance, for our possible future product candidates, will be time-consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials. The results of preclinical studies and clinical trials of our products conducted to date and ongoing or future studies and trials of our current, planned or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Our interpretation of data and results from our clinical trials do not ensure that we will achieve similar results in future clinical trials. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials. Failure can occur at any stage of clinical testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned.

The initiation and completion of any of clinical studies may be prevented, delayed, or halted for numerous reasons. We may experience delays in our ongoing clinical trials for a number of reasons, which could adversely affect the costs, timing or successful completion of our clinical trials, including related to the following:

•

we may be required to submit an IDE application to the FDA, which must become effective prior to commencing certain human clinical trials of medical devices, and the FDA may reject our IDE application and notify us that we may not begin clinical trials;

•	regulators and other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials;
•

regulators and/or an Institutional Review Board (IRB), or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;

•

we may not reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•

the number of subjects or patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, and the number of clinical trials being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical trials at a higher rate than we anticipate;

•

our third-party contractors, including those manufacturing products or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we might have to suspend or terminate clinical trials for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;
•

we may have to amend clinical trial protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB and/or regulatory authorities for re-examination;

•

regulators, IRBs, or other parties may require or recommend that we or our investigators suspend or terminate clinical research for various reasons, including safety signals or noncompliance with regulatory requirements;

•	the cost of clinical trials may be greater than we anticipate;

•	clinical sites may not adhere to the clinical protocol or may drop out of a clinical trial;
•	we may be unable to recruit a sufficient number of clinical trial sites;
•

regulators, IRBs, or other reviewing bodies may fail to approve or subsequently find fault with our manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, the supply of devices or other materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;

•	approval policies or regulations of the FDA or applicable foreign regulatory agencies may change in a manner rendering our clinical data insufficient for approval; and
•	our current or future products may have undesirable side effects or other unexpected characteristics.

Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Clinical trials must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. Conducting successful clinical studies will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and able to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts.

We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with good clinical practice (GCP) requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical trials, the FDA may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as required or expected, we may not be able to obtain regulatory clearance or approval for or commercialize our products.

We may not have the ability to independently conduct our pre-clinical and clinical trials for our future products and we may need to rely on third parties, such as CROs, medical institutions, clinical investigators and contract laboratories to conduct such trials. We would depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with GCP requirements and other regulatory requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, including on account of the outbreak of infectious disease, such as the COVID-19 pandemic, or otherwise, we may be affected by increased costs, program delays or both, any resulting data may be unreliable or unusable for regulatory purposes, and we may be subject to enforcement action.

If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected.

The results of our clinical trials may not support our product candidate claims or may result in the discovery of adverse side effects.

We cannot be certain that the results of our future clinical trials will support our future product claims or that the FDA will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the future product’s profile.

Changes in funding or disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product applications to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including for 35 days beginning on December 22, 2018, the U.S. government shut down several times and certain regulatory agencies, including the FDA, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. In May 2020, FDA announced that it will continue to postpone domestic and foreign routine surveillance inspections due to COVID-19. While FDA indicated that it will consider alternative methods for inspections and could exercise discretion on a case-by-case basis to approve products based on a desk review, if a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our use, disclosure, and other processing of personally identifiable information, including health information, is subject to HIPAA and other federal, state, and data privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, member base and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of protected health information (PHI) and personally identifiable information (PII). These laws and regulations include HIPAA. HIPAA establishes a set of national privacy and security standards for the protection of PHI (as defined in HIPAA) by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. We are a business associate under HIPAA and we execute business associate agreements with our clients.

HIPAA requires covered entities and business associates, such as us, to develop and maintain policies with respect to the protection of, use and disclosure of electronic PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a data breach.

Violations of HIPAA may result in significant civil and criminal penalties. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. The Department of Health and Human Services Office for Civil Rights (OCR) has recently increased its enforcement efforts on compliance with HIPAA, including the security regulations (Security Rule), bringing actions against entities which have failed to implement security measures sufficient to reduce risks to electronic protected health information or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans. We are also required to report known breaches of PHI consistent with applicable breach reporting requirements set forth in applicable laws and regulations.

In addition, HIPAA mandates that the Secretary of Health and Human Services conduct periodic compliance audits of HIPAA covered entities and business associates. With regard to business associates, those audits assess the business associate’s compliance with the HIPAA Privacy and Security Rules. Such audits are conducted randomly and after an entity experiences a breach affecting more than 500 individuals’ data. Undergoing an audit can be costly, can result in fines or onerous obligations, and can damage a business associate’s reputation.

In addition to HIPAA, numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of PII. Some of these laws and regulations may be preempted by HIPAA with respect to PHI, or may exclude PHI from their scope but impose obligations with regard to PII that is not PHI, and in some cases, can impose additional obligations with regard to PHI. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. For example, the California Consumer Privacy Act (the CCPA), became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the law includes limited exceptions, including for PHI maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context, and the CCPA may increase our compliance costs and potential liability. Additionally, our machine learning and data analytics offerings may be subject to laws and evolving regulations regarding the use of artificial intelligence, controlling for data bias, and antidiscrimination.

Other states, including Nevada, have passed data protection laws, or are considering passing legislation, similar to CCPA. These laws would impose organizational requirements and grant individual rights that are comparable to those established in the CCPA.  Additionally, a new ballot initiative, the California Privacy Rights Act (the CPRA), recently passed in California.  The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

This complex, dynamic legal landscape regarding privacy, data protection, data analytics and information security creates significant compliance issues for us and our clients and potentially exposes us to additional expense, adverse publicity and liability. While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some PHI and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit PHI and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.

We regularly monitor, defend against and respond to attacks to our networks and other information security incidents. Despite our information security efforts, our facilities, systems, and data, as well as those of our third party service providers, may be vulnerable to privacy and information security incidents such as data breaches, viruses or other malicious code, coordinated attacks, data loss, phishing attacks, ransomware, denial of service attacks, or other security or IT incidents caused by threat actors, technological vulnerabilities or human error. If we, or any of our vendors that support our IT or have access to our data, fail to comply with laws requiring the protection of personal information, or fail to safeguard and defend personal information or other critical data assets or IT systems, we may be subject to regulatory enforcement and fines as well as private civil actions. We may be required to expend significant resources in the response, containment, mitigation of cybersecurity incidents as well as in defense against claims that our information security was unreasonable or otherwise violated applicable laws or contractual obligations.

Our employees, collaborators, independent contractors and consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, collaborators, independent contractors and consultants may engage in fraudulent or other illegal activity with respect to our business. Misconduct by these persons could include intentional, reckless and/or negligent conduct or unauthorized activity that violates:

•	FDA requirements, including those laws requiring the reporting of true, complete and accurate information to the FDA authorities;
•	manufacturing standards;
•	federal and state healthcare fraud and abuse laws and regulations; or
•	laws that require the true, complete and accurate reporting of financial information or data.

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve individually identifiable information, including, without limitation, the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Any incidents or any other conduct that leads to an employee, contractor, or other agent, or our company, receiving an FDA debarment or exclusion by Office of Inspector General (OIG) could result in penalties, a loss of business from third parties, and severe reputational harm.

It is not always possible to identify and deter misconduct by our employees and other agents, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, treble damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations.

We must comply with environmental and occupational safety laws.

Our research and development programs as well as our manufacturing operations involve the controlled use of hazardous materials. Accordingly, we are subject to federal, state and local laws, as well as the laws of foreign countries, governing the use, handling and disposal of these materials. In the event of an accident or failure to comply with environmental or occupational safety laws, we could be held liable for resulting damages, and any such liability could exceed our insurance coverage, and may accordingly adversely affect our business, financial condition or results of operations.

Risks Related to our Intellectual Property

We have to protect our intellectual property.

Our commercial success will depend in part in our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our technology. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, to protect our proprietary technology and prevent others from duplicating Tablo. However, these means may afford only limited protection and may not:

•	prevent our competitors from duplicating Tablo;
•	prevent our competitors from gaining access to our proprietary information and technology; or
•	permit us to gain or maintain a competitive advantage.

Any of our patents, including those we may license, may be challenged, invalidated, rendered unenforceable or circumvented. We may not prevail if our patents are challenged by competitors or other third parties. The U.S. federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents, find them unenforceable, or narrow their scope. Furthermore, competitors may be able to design around our patents, or obtain patent protection for more effective technologies, designs or methods for treating kidney failure. If these developments were to occur, Tablo may become less competitive and sales of Tablo may decline.

We have filed numerous patent applications seeking protection of products and other inventions originating from our research and development. Our patent applications may not result in issued patents, and any patents that are issued may not provide meaningful protection against competitors or competitive technologies. Further, the examination process may require us to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. The scope of a patent may also be reinterpreted after issuance. The rights that may be granted under our future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. If we are unable to obtain and maintain patent protection for our technology, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize products similar or superior to ours, and our competitive position may be adversely affected. It is also possible that we will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection on them. In addition, the patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner.

Additionally, while software and other of our proprietary works may be protected under copyright law, we have chosen not to register any copyrights in these works, and instead, primarily rely on protecting our software as a trade secret. In order to bring a copyright infringement lawsuit in the United States, the copyright must be registered. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited.

We may be subject to claims challenging the ownership or inventorship of our patents and other intellectual property and, if unsuccessful in any of these proceedings, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms, or at all, or to cease the development, manufacture and commercialization of Tablo.

We may be subject to claims that current or former employees, collaborators or other third parties have an interest in our patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing Tablo. Litigation may be necessary to defend against these and other claims challenging inventorship of our patents, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to Tablo. If we were to lose exclusive ownership of such intellectual property, other owners may be able to license their rights to other third parties, including our competitors. We also may be required to obtain and maintain licenses from third parties, including parties involved in any such disputes. Such licenses may not be available on commercially reasonable terms, or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture and commercialization of Tablo. The loss of exclusivity or the narrowing of our patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

In addition to seeking patent protection for Tablo, we also rely upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain a competitive position. We seek to protect such proprietary information, in part, through confidentiality agreements with our employees, collaborators, contractors, advisors, consultants and other third parties and invention assignment agreements with our employees. We also have agreements with some of our consultants that require them to assign to us any inventions created as a result of their working with us. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses containing invention assignment, to grant us ownership of technologies that are developed through a relationship with employees or third parties.

We cannot guarantee that we have entered into such agreements with each party that has or may have had access to our trade secrets or proprietary information. Additionally, despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor or other third party, our competitive position would be materially and adversely harmed. Furthermore, we expect these trade secrets, know-how and proprietary information to over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology and the movement of personnel from academic to industry scientific positions.

We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known, or be independently discovered by, competitors. To the extent that our employees, consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions, which could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to claims that we or our employees have misappropriated the intellectual property of a third party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors and third parties may claim an ownership interest in intellectual property we regard as our own.

Many of our employees and consultants were previously employed at or engaged by other medical device, biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, consultants and contractors, may have executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information, of these former employers or competitors.

Additionally, we may be subject to claims from third parties challenging our ownership interest in intellectual property we regard as our own, based on claims that our employees or consultants have breached an obligation to assign inventions to another employer, to a former employer, or to another person or entity. Litigation may be necessary to defend against any other claims, and it may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to Tablo, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers.

An inability to incorporate technologies or features that are important or essential to our product could have a material adverse effect on our business, financial condition and results of operations, and may prevent us from selling Tablo. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our product, which could have an adverse effect on our business, financial condition and results of operations.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our existing and future products.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In 2011, the Leahy-Smith America Invents Act (Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United States from a first-to-invent system to a first-to-file system, allow third-party submission of prior art to the United States Patent and Trademark Office (USPTO) during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and applications. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.

If our trademarks and tradenames are not adequately protected, then we may not be able to build name recognition in our markets and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be violating or infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners and customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement or dilution claims brought by owners of other trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names or other intellectual property may be ineffective, could result in substantial costs and diversion of resources and could adversely affect our business, financial condition and results of operations.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents, or we may be required to enforce patents issued or licensed to us, to protect our trade secrets or know-how, to defend against claims of infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. In addition, our patents also may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time-consuming and could divert our attention from other functions and responsibilities. In an infringement proceeding, a court may decide that a patent owned by us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover such technology. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, even if our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could prevent us from manufacturing, selling or using the product, any of which could severely harm our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our management and other personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on our common stock price. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

Our use of “open source” software could subject our proprietary software to general release, adversely affect our ability to sell Tablo and subject us to possible litigation.

A portion of the products or technologies licensed, developed and/or distributed by us incorporate so-called “open source” software and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. Some open source licenses contain requirements that we disclose source code for modifications we make to the open source software and that we license such modifications to third parties at no cost. In some circumstances, distribution of our software in connection with open source software could require that we disclose and license some or all of our proprietary code in that software, as well as distribute our software that uses particular open source software at no cost to the user. We monitor our use of open source software in an effort to avoid uses in a manner that would require us to disclose or grant licenses under our proprietary source code; however, there can be no assurance that such efforts will be successful. Open source license terms are often ambiguous and such use could inadvertently occur. There is little legal precedent governing the interpretation of many of the terms of these licenses, and the potential impact of these terms on our business may result in unanticipated obligations regarding Tablo and our technologies. Companies that incorporate open source software into their products have, in the past, faced claims seeking enforcement of open source license provisions and claims asserting ownership of open source software incorporated into their product. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of an open source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the distribution of Tablo. In addition, if we combine our proprietary software with open source software in certain ways, under some open source licenses, we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours and otherwise adversely affect our business. These risks could be difficult to eliminate or manage, and, if not addressed, could harm our business, financial condition and results of operations.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•

others may be able to make products that are similar to Tablo or utilize similar technology but that are not covered by the claims of our patents or that incorporate certain technology in Tablo that is in the public domain;

•

we, or our future licensors or collaborators, might not have been the first to make the inventions covered by the applicable issued patent or pending patent application that we own now or may own or license in the future;

•	we, or our future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our current or future pending patent applications will not lead to issued patents;
•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;

•

our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;
•	the patents of others may harm our business; and
•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Third parties may attempt to commercialize competitive products or services in foreign countries where we do not have any patents or patent applications and/or where legal recourse may be limited. This may have a significant commercial impact on our foreign business operations.

Filing, prosecuting and defending patents on Tablo in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with Tablo, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition and results of operations may be adversely affected.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile or may decline steeply or suddenly regardless of our operating performance, which could result in substantial losses for holders of our common stock, and we may not be able to meet investor or analyst expectations.

The market price of our common stock may be highly volatile and fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
•

any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information or our failure to meet expectations based on this information;

•

actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our Company or our failure to meet these estimates or the expectations of investors;

•

additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if existing stockholders sell shares into the market when the applicable IPO “lock-up” period ends;

•	hedging activities by market participants;
•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	changes in operating performance and stock market valuations of companies in our industry, including our competitors;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	lawsuits threatened or filed against us;
•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•	other events or factors, including those resulting from political conditions, election cycles, war or incidents of terrorism, or responses to these events.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many life sciences and technology companies’ stock prices. Stock prices often fluctuate in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.

Moreover, because of these fluctuations, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failure to meet the expectations of industry or financial analysts or investors for any period. If our revenues or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings forecasts that we may provide.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders, including employees who obtain equity, sell or indicate an intention to sell, substantial amounts of our common stock in the public market after the IPO lock-up and legal restrictions on resale lapse, the trading price of our common stock could decline. Each of our directors, executive officers and other holders of substantially all our outstanding equity securities are subject to lock-up agreements that restrict their ability to sell or transfer their shares for a period of 180 days after the date of the prospectus of our recent IPO, subject to certain exceptions. However, BofA Securities, Inc., Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC may, in their sole discretion, waive the contractual lock-up before the lock-up agreements expire. After the lock-up agreements expire, all 42,700,641 shares outstanding as of September 30, 2020 will be eligible for sale in the public market, of which 16,819,274 shares are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended (the Securities Act), and various vesting agreements. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, the perception that such sales may occur or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, the terms of the SVB Loan and Security Agreement restrict our ability to pay dividends to limited circumstances. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.

The trading market for our common stock will be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.

Our principal stockholders and management will own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of September 30, 2020, our executive officers, directors and 5% stockholders beneficially owned approximately 67% of the outstanding shares of capital stock. In addition, as of September 30, 2020, our executive officers and directors held options to purchase an aggregate of 3,096,767 shares of our common stock at a weighted-average exercise price of $5.43 per share, which would give our officers and directors ownership of approximately 7% of our outstanding common stock as of September 30, 2020 if such awards were fully vested and exercised in full. Therefore, these stockholders have the ability to influence us through this ownership position. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

We are an “emerging growth company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this prospectus;

•	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•	reduced disclosure obligations regarding executive compensation in this prospectus, our periodic reports and proxy statements; and
•	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

As a result, our stockholders may not have access to certain information that they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if our total annual gross revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt securities during any three-year period, or if we are a large accelerated filer and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter before that time. We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

Under the JOBS Act, “emerging growth companies” can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Future securities issuances could result in significant dilution to our stockholders and impair the market price of our common stock.

Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to existing holders of our common stock. Also, to the extent outstanding options to purchase shares of our common stock are exercised or options, restricted stock units or other stock-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock. As a result, purchasers of our common stock bear the risk that future issuances of debt or equity securities may reduce the value of our common stock and further dilute their ownership interest.

Operating as a public company will require us to incur substantial costs and will require substantial management attention.

As a new public company, we will incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC. The rules and regulations of The Nasdaq Global Select Market also apply to us. As part of these requirements, we have made changes to our corporate governance practices and will need to maintain effective disclosure and financial controls that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Any failure to maintain effective controls could adversely affect the results of periodic management evaluations. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming.

We expect that our management and other personnel will need to divert attention from other business matters to devote substantial time to the reporting and other requirements of being a public company. In particular, we expect to incur significant expense and devote substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

We also expect that being a public company and complying with applicable rules and regulations will make it more expensive for us to obtain director and officer liability insurance. Given recent developments in the market for such coverage, we expect to incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.

Delaware law and provisions in our amended and restated certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include the following:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•	provide that directors may only be removed for cause and only by the affirmative vote of the holders of at least a majority of the voting power of all then outstanding shares of our capital stock;
•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;
•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•	prohibit stockholders from calling special meetings of stockholders;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;
•	restrict the forum for certain litigation against us to Delaware; and
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

Any provision of our amended and restated certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our amended and restated certificate of incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf under Delaware law, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law (DGCL), our amended and restated certificate of incorporation or bylaws, (4) any other action asserting a claim that is governed by the internal affairs doctrine, or (5) any other action asserting an “internal corporate claim,” as defined in Section 115 of the DGCL, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) in all cases subject to the court having jurisdiction over indispensable parties named as defendants. These exclusive-forum provisions do not apply to claims under the Securities Act or the Exchange Act.

To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. However, our amended and restated certificate of incorporation contains a federal forum provision which provides that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

General Risks

General economic and financial market conditions may exacerbate our business risks.

Global macroeconomic conditions and the world’s financial markets remain susceptible to significant stresses, resulting in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. Our customers and distributors may respond to such economic pressures by reducing or deferring their capital spending or reducing staff. Furthermore, unfavorable changes in foreign exchange rates versus the U.S. dollar could increase our product and labor costs, thus reducing our gross profit.

We are highly dependent on our senior management team and key personnel, and our business could be harmed if we are unable to attract and retain personnel necessary for our success.

We are highly dependent on our senior management, including our chief executive officer, Leslie Trigg, and other key personnel. Our success will depend on our ability to retain senior management and to attract and retain qualified personnel in the future, including sales and marketing professionals, scientists, clinical specialists, engineers and other highly skilled personnel and to integrate current and additional personnel in all departments. The loss of members of our senior management, sales and marketing professionals, scientists, clinical and regulatory specialists and engineers could result in delays in product development and harm our business. If we are not successful in attracting and retaining highly qualified personnel, it would have a material adverse effect on our business, financial condition and results of operations.

Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have issued and may continue to issue equity awards that vest over time. The value to employees of equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Our employment arrangements with our employees provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We also do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture and our business may be harmed.

We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire aggressively as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Moreover, liquidity available to our employee securityholders following our recent IPO could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. Our anticipated headcount growth and our transition from a private company to a new public company may result in a change to our corporate culture, which could harm our business.

We must comply with anti-corruption, anti-bribery, anti-money laundering and similar laws.

We are subject to the U.S. Foreign Corrupt Practices Act which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and internal controls, including at foreign controlled subsidiaries. We are also subject to requirements under the U.S. Treasury Department’s Office of Foreign Assets Control, U.S. domestic bribery laws and other anti-corruption, anti-bribery and anti-money laundering laws. While we have policies and procedures in place designed to promote compliance with such laws, our employees or other agents may nonetheless engage in prohibited conduct under these laws for which we or our executives might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have an adverse effect on our business, financial condition and results of operations.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with the United States generally accepted accounting principles (GAAP) and our key metrics require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our financial statements include those related to allowance for doubtful accounts, assessment of the useful life and recoverability of long-lived assets, warranty obligations, fair values of stock-based awards, warrants, contingent consideration, and income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

We may acquire other businesses which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our results of operations.

As part of our business strategy, we may in the future make acquisitions or investments in complementary companies, products or technologies that we believe fit within our business model and can address the needs of our customers and potential customers. In the future, we may not be able to acquire and integrate other companies, products or technologies in a successful manner. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. In addition, the pursuit of potential acquisitions may divert the attention of management and cause us to incur additional expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, including increases in revenue, and any acquisitions we complete could be viewed negatively by our customers, investors and industry analysts.

Future acquisitions may reduce our cash available for operations and other uses and could result in amortization expense related to identifiable assets acquired. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale or issuance of equity to finance any such acquisitions would result in dilution to our stockholders. The incurrence of indebtedness to finance any such acquisition would result in fixed obligations and could also include covenants or other restrictions that could impede our ability to manage our operations. In addition, our future results of operations may be adversely affected by the dilutive effect of an acquisition, performance earn-outs or contingent bonuses associated with an acquisition. Furthermore, acquisitions may require large, onetime charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expenses and the recording and subsequent amortization of amounts related to certain purchased intangible assets, any of which items could negatively affect our future results of operations. We may also incur goodwill impairment charges in the future if we do not realize the expected value of any such acquisitions.

Also, the anticipated benefit of any strategic alliance, joint venture or acquisition may not materialize, or such strategic alliance, joint venture or acquisition may be prohibited. In July 2020, we entered into the SVB Loan and Security Agreement which also restricts our ability to pursue certain mergers, acquisitions, amalgamations or consolidations that we may believe to be in our best interest. Additionally, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

We filed our Registration Statement on Form S-1 (File No. 333-248225 and 333-248801) with the SEC on September 16, 2020. We sold 10,293,777 shares of common stock (which included 1,342,666 shares that were offered and sold pursuant to the full exercise of the IPO underwriters’ option to purchase additional shares) at a price to the public of $27.00 per share. Including the option exercise, the Company received aggregate net proceeds of $254.8 million after deducting offering costs, underwriting discounts and commissions of $23.1 million. The underwriters of the offering were BofA Securities, Inc., Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated. Following the sale of the shares in connection with the closing of the IPO, the offering terminated. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

There has been no material change in the expected use of the net proceeds from our IPO, as described in our final prospectus filed with the SEC on September 16, 2020 pursuant to Rule 424(b) under the Securities Act.

(c) Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Outset Medical, Inc.

Date: November 12, 2020	By:	/s/ Leslie Trigg
Leslie Trigg
Chief Executive Officer

Date: November 12, 2020	By:	/s/ Rebecca Chambers
Rebecca Chambers
Chief Financial Officer