Form 10-Q
period 2021-06-30
Outset Medical, Inc.
filed 2021-08-06
CIK 1484612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of July 30, 2021, the registrant had 46,313,196 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Outset Medical, Inc.

Condensed Balance Sheets

(in thousands, except per share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$274,274	$294,972
Short-term investments	121,934	19,898
Accounts receivable, net	16,411	6,468
Inventories	28,882	18,384
Prepaid expenses and other current assets	6,459	6,189
Total current assets	447,960	345,911
Restricted cash	33,311	33,311
Property and equipment, net	15,275	14,998
Operating lease right-of-use assets	7,752	8,253
Other assets	515	1,356
Total assets	$504,813	$403,829
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,364	$4,948
Accrued compensation and related benefits	15,308	16,845
Accrued expenses and other current liabilities	9,256	7,903
Accrued warranty liability	3,073	2,913
Deferred revenue, current	4,373	3,201
Operating lease liabilities, current	1,069	882
Total current liabilities	35,443	36,692
Accrued interest, noncurrent	479	240
Deferred revenue, noncurrent	515	570
Operating lease liabilities, noncurrent	7,496	8,044
Term loan, noncurrent	29,718	29,674
Total liabilities	73,651	75,220
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, and no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 300,000 shares authorized as of June 30, 2021 and December 31, 2020; 46,225 and 42,722 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	46	43
Additional paid-in capital	985,436	822,624
Accumulated other comprehensive (loss) income	(28)	1
Accumulated deficit	(554,292)	(494,059)
Total stockholders' equity	431,162	328,609
Total liabilities and stockholders' equity	$504,813	$403,829

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Product revenue	$20,628	$9,697	$38,838	$15,623
Service and other revenue	4,588	2,045	9,294	3,309
Total revenue	25,216	11,742	48,132	18,932
Cost of revenue:
Cost of product revenue	22,077	15,291	42,654	24,853
Cost of service and other revenue	2,087	1,215	4,137	2,407
Total cost of revenue	24,164	16,506	46,791	27,260
Gross profit	1,052	(4,764)	1,341	(8,328)
Operating expenses:
Research and development	8,032	6,053	15,602	11,891
Sales and marketing	13,204	9,244	26,353	16,526
General and administrative	9,722	4,848	18,968	8,374
Total operating expenses	30,958	20,145	60,923	36,791
Loss from operations	(29,906)	(24,909)	(59,582)	(45,119)
Interest income and other income, net	164	67	276	527
Interest expense	(431)	(1,032)	(853)	(2,033)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(631)	—	(530)
Loss before provision for income taxes	(30,173)	(26,505)	(60,159)	(47,155)
Provision for income taxes	35	—	74	-
Net loss	$(30,208)	$(26,505)	$(60,233)	$(47,155)

Net loss attributable to common stockholders, basic and diluted	$(30,208)	$(26,505)	$(60,233)	$(4,987)
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(4.58)	$(1.36)	$(0.98)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	45,680	5,784	44,228	5,086

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(30,208)	$(26,505)	$(60,233)	$(47,155)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(20)	13	(29)	(22)
Comprehensive loss	$(30,228)	$(26,492)	$(60,262)	$(47,177)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2020	—	$—	42,722	$43	$822,624	$1	$(494,059)	$328,609
Issuance of common stock through employee stock purchase plan	—	—	80	—	1,838	—	—	1,838
Stock option exercises	—	—	86	—	380	—	—	380
Stock-based compensation expense	—	—	—	—	5,852	—	—	5,852
Unrealized loss on available-for-sale securities	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(30,025)	(30,025)
Balance as of March 31, 2021	—	$—	42,888	$43	$830,694	$(8)	$(524,084)	$306,645
Issuance of common stock upon follow-on public offering, net of issuance costs	—	—	2,946	3	149,082	—	—	149,085
Issuance of common stock for settlement of RSUs	—	—	1	—	—	—	—	—
Stock option exercises	—	—	390	—	1,723	—	—	1,723
Stock-based compensation expense	—	—	—	—	3,937	—	—	3,937
Unrealized loss on available-for-sale securities	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(30,208)	(30,208)
Balance as of June 30, 2021	—	$—	46,225	$46	985,436	$(28)	$(554,292)	$431,162

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2019	147,214	$409,446	922	$1	$357	$22	$(372,567)	$(372,187)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	57,782	126,758	—	—	—	—	—	—
Issuance of common stock on settlement of accrued dividend	—	(41,763)	4,850	5	41,758	—	—	41,763
Deemed dividend on settlement of accrued dividend	—	(42,530)	—	—	42,530	—	—	42,530
Stock option exercises	—	—	4	—	14	—	—	14
Stock-based compensation expense	—	—	—	—	580	—	—	580
Unrealized loss on available-for-sale securities	—	—	—	—	—	(35)	—	(35)
Adjustment to redemption value on redeemable convertible preferred stock	—	362	—	—	(362)	—	—	(362)
Net loss	—	—	—	—	—	—	(20,650)	(20,650)
Balance as of March 31, 2020	204,996	$452,273	5,776	$6	$84,877	$(13)	$(393,217)	$(308,347)
Stock option exercises	—	—	26	—	80	—	—	80
Stock-based compensation expense	—	—	—	—	683	—	—	683
Unrealized gain on available-for-sale securities	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(26,505)	(26,505)
Balance as of June 30, 2020	204,996	$452,273	5,802	$6	$85,640	$—	$(419,722)	$(334,076)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(60,233)	$(47,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,553	688
Non-cash lease expense	501	108
Non-cash interest expense	282	400
Accretion of discount on investments, net	435	62
Provision for accounts receivable	5	98
Provision for inventories	325	249
Stock-based compensation expense	9,789	1,263
Change in fair value of redeemable convertible preferred stock warrant liability	—	530
Changes in operating assets and liabilities:
Accounts receivable	(9,946)	(3,402)
Inventories	(12,116)	(2,025)
Prepaid expenses and other assets	570	(590)
Accounts payable	(2,509)	(726)
Accrued payroll and related benefits	(1,538)	1,055
Accrued expenses and other current liabilities	1,508	2,510
Accrued warranty liability	160	601
Deferred revenue	1,117	2,205
Operating lease liabilities	(360)	70
Net cash used in operating activities	(69,457)	(44,059)
Cash flows from investing activities:
Purchases of property and equipment	(1,766)	(4,987)
Purchases of investment securities	(122,401)	—
Sales and maturities of investment securities	19,900	30,458
Net cash (used in) provided by investing activities	(104,267)	25,471
Cash flows from financing activities:
Proceeds from issuance of common stock upon follow-on public offering, net of issuance costs	149,085	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	126,758
Proceeds from stock option exercises and employee stock purchase plan purchases	3,941	94
Repayment of finance lease	—	(5)
Payment of deferred offering costs	—	(50)
Net cash provided by financing activities	153,026	126,797
Net (decrease) increase in cash, cash equivalents and restricted cash	(20,698)	108,209
Cash, cash equivalents and restricted cash as of beginning of period	328,283	37,669
Cash, cash equivalents and restricted cash as of end of period	$307,585	$145,878
Supplemental cash flow disclosures:
Cash paid for income taxes	$42	$—
Cash paid for interest	$149	$1,600
Cash paid for amounts included in the measurement of operating lease liabilities	$360	$13

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$92	$98
Transfer of inventories to property and equipment	$1,294	$—
Right-of-use assets obtained in exchange for lease liabilities	$—	$8,849
Deemed dividend on settlement of accrued dividend	$—	$42,530
Adjustment to redemption value on redeemable convertible preferred stock	$—	$362
Issuance of common stock on settlement of accrued dividend	$—	$41,763
Debt issuance costs included in accrued expenses	$—	$215
Deferred offering costs included in accrued expenses	$—	$1,200
Transfer of property and equipment to inventories	$—	$165

Outset Medical, Inc.

Notes to Condensed Financial Statements

1. Description of Business

Outset Medical, Inc. (the “Company”) is a medical technology company pioneering a first-of-its-kind technology to reduce the cost and complexity of dialysis. The Tablo® Hemodialysis System, FDA cleared for use from the hospital to the home, represents a significant technological advancement that transforms the dialysis experience for patients and operationally simplifies it for providers. Tablo serves as a single enterprise solution that can be utilized across the continuum of care, allowing dialysis to be delivered anytime, anywhere and by anyone. The integration of water purification and on-demand dialysate production enables Tablo to serve as a dialysis clinic on wheels, with 2-way wireless data transmission and a proprietary data analytics platform powering a new holistic approach to dialysis care. The Company’s headquarters are located in San Jose, CA.

The Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”) on September 14, 2020, and the Company’s common stock began trading on the Nasdaq Global Select Market on September 15, 2020. Upon the completion of the IPO, the Company sold 10,294,000 shares of common stock (which included 1,343,000 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares in connection with the IPO) at a price to the public of $27.00 per share. Including the full exercise of the underwriters’ option to purchase additional shares, the Company received aggregate net proceeds of $254.8 million after deducting offering costs, underwriting discounts and commissions of $23.1 million.

On April 13, 2021, the Company completed a follow-on public offering and sold 2,946,000 shares of common stock (which included 446,000 shares that were offered and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $53.50 per share. The Company received aggregate net proceeds of approximately $149.1 million after deducting offering costs, underwriting discounts and commissions of $8.5 million.

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

Liquidity

Since inception, the Company has incurred net losses and negative cash flows from operations. During the six months ended June 30, 2021 and 2020, the Company incurred a net loss of $60.2 million and $47.2 million, respectively. As of June 30, 2021, the Company had an accumulated deficit of $554.3 million.

As of June 30, 2021, the Company had cash, cash equivalents and short-term investments of $396.2 million, which are available to fund future operations, and restricted cash of $33.3 million, for a total cash, cash equivalents, restricted cash and short-term investments balance of $429.5 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. Management believes that the Company’s existing cash, cash equivalents and short-term investments, which include the proceeds from the IPO and the follow-on public offering, and cash generated from revenues from its products and services, will be sufficient to meet its anticipated needs for at least the next 12 months from the issuance date of the accompanying condensed financial statements.

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, that are necessary for the fair statement of the Company’s financial position, results of operations, comprehensive loss and cash flows for the interim periods presented. The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three-and six-month period are also unaudited. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations to be anticipated for any other future annual or interim period. The condensed balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2020, which are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with SEC on March 22, 2021 (“2020 Annual Report”).

All share amounts disclosed in the notes to the condensed financial statements are rounded to the nearest thousand except for per share data.

2. Summary of Significant Accounting Policies

During the three and six months ended June 30, 2021, there have been no changes to the Company’s significant accounting policies as described in its 2020 Annual Report that have had a material impact on the Company’s condensed financial statements and related notes, except as described below.

Cash, Cash Equivalents and Restricted Cash

As of June 30, 2021 and December 31, 2020, the restricted cash balance of $33.3 million primarily relates to contractual obligations under the SVB Loan and Security Agreement (see Note 7) and collateral for building leases in San Jose, CA and Tijuana Mexico.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sum to the total of the amounts shown in the accompanying condensed statements of cash flows (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$274,274	$141,871
Restricted cash	33,311	4,007
Total cash, cash equivalents and restricted cash	$307,585	$145,878

Stock-Based Compensation Expense

Stock-based compensation expense relates to stock options with a service-based vesting condition, stock options with performance and market-based vesting conditions, stock purchase rights under the Company’s Employee Stock Purchase Plan (“ESPP”), restricted stock units (“RSUs”) and performance stock units (“PSUs”). Stock-based compensation expense for the Company’s stock-based awards is based on their grant date fair value.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which simplifies the accounting for income taxes, primarily by eliminating certain exceptions to ASC 740. The Company early adopted ASU 2019-12 on a modified retrospective basis as of January 1, 2021, which did not have a material impact on the condensed financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. ASU 2016-13 will be effective for the Company beginning January 1, 2023. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its financial statements.

3. Revenue and Deferred Revenue

Disaggregation of Revenue

Revenue by source consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consoles	$16,857	$8,186	$31,623	$13,213
Consumables	3,771	1,511	7,215	2,410
Total product revenue	20,628	9,697	38,838	15,623
Service and other revenue	4,588	2,045	9,294	3,309
Total revenue	$25,216	$11,742	$48,132	$18,932

For the three and six months ended June 30, 2021, $1.3 million and $2.6 million of consoles revenue were from console operating lease arrangements, compared to $0.6 million and $1.2 million for the three and six months ended June 30, 2020.

Performance Obligations and Contract Liabilities

As of June 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer service contracts that are unsatisfied or partially unsatisfied was $4.9 million, which is recorded as deferred revenue on the Company’s condensed balance sheets. Of that amount, $4.4 million will be recognized as revenue during the next 12 months and $0.5 million thereafter.

The contract liabilities consist of deferred revenue which represents payments received in advance of revenue recognition related to console service agreements and for prepayments for products or services yet to be delivered. Revenue under these agreements is recognized over the related service period.

Revenue recorded during the three and six months ended June 30, 2021 included $1.0 million and $2.6 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 31, 2020.

4. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		June 30, 2021
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$106,486	$—	$—	$106,486
Short-term investments:
Corporate debt	Level 2	101,964	5	(33)	101,936
Commercial paper	Level 2	17,984	—	—	17,984
Yankee debt securities	Level 2	2,014	—	—	2,014
Total cash equivalents and short-term investments		$228,448	$5	$(33)	$228,420

		December 31, 2020
		Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$56,056	$—	$—	$56,056
Short-term investments:
U.S. Treasury securities	Level 1	14,999	1	—	15,000
Corporate debt	Level 2	4,898	—	—	4,898
Total cash equivalents and short-term investments		$75,953	$1	$—	$75,954

As of June 30, 2021, the remaining contractual maturities for available-for-sale securities were between one month to sixteen months.

Impairment assessments are made at the individual security level at each reporting period. When the fair value of an available-for-sale security is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. There were no unrealized losses for securities in an unrealized loss position for more than 12 months as of June 30, 2021. During the three and six months ended June 30, 2021 and 2020, the Company did not recognize other-than-temporary impairment losses related to its investment securities.

5. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$13,449	$7,989
Work in process	6,610	6,200
Finished goods	8,823	4,195
Total inventories	$28,882	$18,384

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued inventory	$2,096	$3,576
Accrued research and development expenses	703	175
Accrued professional services	1,324	2,187
Other	5,133	1,965
Total accrued expenses and other current liabilities	$9,256	$7,903

Accrued Warranty Liability

The change in accrued warranty liability is presented in the following table (in thousands):

	June 30,	December 31,
	2021	2020
Balance at the beginning of the period	$2,913	$1,702
Additions charge to cost of product revenue	3,545	4,858
Consumption	(3,385)	(3,647)
Balance at the end of the period	$3,073	$2,913

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

Indemnifications

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its partners, customers and suppliers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, the Company has not incurred any material costs as a result of such indemnification obligations and has not accrued any liabilities related to such obligations in these financial statements.

7. Term Loan

Term loan consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Principal of term loan	$30,000	$30,000
Unamortized debt discount	(282)	(326)
Total term loan, noncurrent	$29,718	$29,674

SVB Loan and Security Agreement

On July 2, 2020, the Company entered into a senior secured term loan facility with Silicon Valley Bank (“SVB”) (the “SVB Loan and Security Agreement”), which provides for a $30.0 million term loan (the “SVB Term Loan”).

The SVB Term Loan matures on November 1, 2025. Payments under the SVB Term Loan are for interest only through May 2023, and then 30 monthly principal and interest payments from June 2023 until maturity. The SVB Term Loan bears interest at the greater of (A) 0.5% above the Prime Rate as reported in the Wall Street Journal and (B) 3.75% (3.75% as of June 30, 2021). The Company is obligated to maintain a restricted cash balance greater or equal to the outstanding principal balance of $30.0 million of the SVB Term Loan.

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

In the event of a default or change in control, all unpaid principal and all accrued and unpaid interest amounts (if any) become immediately due and payable including the prepayment fee. Events of default include, but are not limited to, a payment default, a material adverse change, and insolvency. The SVB Term Loan is secured by substantially all of the Company’s assets, including all of the capital stock held by the Company, if any (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries), subject to certain exceptions. The SVB Loan and Security Agreement contains customary representations, warranties, affirmative covenants and also contains certain restrictive covenants.

Debt issuance costs paid directly to SVB and other debt issuance costs amounting to $0.4 million were accounted for as discounts on the SVB Term Loan. These debt discounts, along with the final payment fee, are being amortized over the term of the SVB Term Loan using the effective interest rate method. As of June 30, 2021, the unamortized debt discount was $0.3 million, which is recorded as a direct deduction from the SVB Term Loan on the accompanying condensed balance sheets.

8. Equity Incentive Plan

Equity Incentive Plans

On January 1, 2021, the number of shares of common stock reserved for the issuance of awards under the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) was increased by 1,709,000 shares as a result of the automatic increase pursuant to the 2020 Plan. As of June 30, 2021, 4,364,000 shares were reserved for future issuance under the 2020 Plan.

Employees Share Purchase Plan (ESPP)

On January 1, 2021, the number of shares of common stock reserved for purchase under the Company’s Employee Share Purchase Plan (“ESPP”) was increased by 427,000 shares as a result of the automatic increase pursuant to the ESPP. As of June 30, 2021, 1,034,000 shares of common stock were reserved for issuance in connection with the current and future offering periods under the ESPP.

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or the purchase date, whichever is lower. During the three and six months ended June 30, 2021, zero and 80,000 shares, respectively, of common stock were issued under the ESPP. No shares of common stock were issued during the three and six months ended June 30, 2020 as the ESPP was adopted in September 2020.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in the accompanying condensed statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of revenue	$62	$20	$137	$39
Research and development	643	134	1,808	252
Sales and marketing	1,052	101	2,794	183
General and administrative	2,180	428	5,050	789
Total stock-based compensation expense	$3,937	$683	$9,789	$1,263

Stock Options with Performance and Market Conditions

As of December 31, 2020, the Company had 1,933,000 shares of outstanding stock options with performance and market-based vesting conditions. The options vest over the requisite service period if the Company achieves both (i) a performance condition tied to a liquidity event, which includes the effectiveness of an IPO, and (ii) certain market conditions, provided the optionee is providing services on the date of the event. As of June 30, 2021, all outstanding stock options with performance and market-based vesting conditions were fully vested other than 151,000 shares of these stock options that are scheduled to vest in September 2021.

For the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense of $0.3 million and $4.5 million, respectively, related to these stock options. No such expense was recognized for the three and six months ended June 30, 2020 as the performance vesting condition was not satisfied until the closing of the IPO in September 2020. Unamortized stock-based compensation expense related to these awards amounted to $0.3 million as of June 30, 2021, which the Company expects to recognize over an estimated weighted-average period of 0.2 years.

9. Income Taxes

For each of the three and six months ended June 30, 2021 and 2020, the Company incurred an income tax provision of an insignificant amount . The U.S. federal and state net deferred tax assets have been fully offset by a valuation allowance, as the Company believes it is not more likely than not that the deferred tax assets will be realized.

10. Net Loss Per Share Attributable to Common Stockholders

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to common stockholders is as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(30,208)	$(26,505)	$(60,233)	$(47,155)
Adjustment to redemption value on redeemable convertible preferred stock	—	—	—	(362)
Deemed dividend on settlement of accrued dividend	—	—	—	42,530
Net loss attributable to common stockholders, basic and diluted	$(30,208)	$(26,505)	$(60,233)	$(4,987)
Denominator:
Weighted-average shares of common stock, basic and diluted	45,680	5,784	44,228	5,086
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(4.58)	$(1.36)	$(0.98)

The following outstanding potentially dilutive shares were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options to purchase common stock	4,653	5,009	4,653	5,009
Warrant to purchase common stock	63	—	63	—
Restricted stock units	473	—	473	—
Shares committed under ESPP	27	—	27	—
Redeemable convertible preferred stock, on an as-if converted basis	—	25,958	—	25,958
Warrants to purchase redeemable convertible preferred stock	—	520	—	520
Total	5,216	31,487	5,216	31,487

11. Subsequent Event

   On July 1, 2021, the Company announced the departure of Rebecca Chambers from her position as the Company’s Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer, effective July 16, 2021 as well as the appointment of Nabeel Ahmed, the Company’s Vice President, Finance, as the Company’s Interim Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer, effective upon Ms. Chambers’ departure until such time as a permanent replacement was named. Subsequently, the Company announced that Nabeel Ahmed transitioned to the permanent role of Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer, effective July 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes and other financial information included elsewhere in this Quarterly Report, as well as our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 22, 2021 (“2020 Annual Report”).

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

Overview

Our technology is designed to elevate the dialysis experience for patients, and help providers overcome traditional care delivery challenges. Requiring only an electrical outlet and tap water to operate, Tablo frees patients and providers from the burdensome infrastructure required to operate traditional dialysis machines. The integration of water purification and on-demand dialysate production enables Tablo to serve as a dialysis clinic on wheels and allows providers to standardize to a single technology platform from the hospital to the home. Tablo is also intelligent and connected, with automated documentation and the ability to integrate with electronic medical record reporting, along with streamlined remote machine management to maximize device uptime. We have generated meaningful evidence to demonstrate that providers can realize significant operational efficiencies, including reducing the cost of their dialysis programs by up to 80% in the intensive care unit. In addition, Tablo has been shown to deliver robust clinical care. In studies we have conducted, patients have reported experiencing fewer symptoms and better quality sleep while on Tablo. We believe Tablo empowers patients, who have traditionally been passive recipients of care, to regain agency and ownership of their treatment. Tablo is cleared by the U.S. Food and Drug Administration (“FDA”) for use in the hospital, clinic or home setting.

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

Tablo is also well suited for home-based dialysis. Tablo was cleared by the FDA for use in patients with acute and/or chronic renal failure in September 2014. Subsequently, on March 31, 2020, Tablo was cleared by the FDA for patient use in the home. Our ability to reduce training time, patient dropout, preparation and set up time, and the total treatment time required to deliver dialysis in the home can drive efficiency and economic improvements to the home care model. In our home investigational device exemption (“IDE”) trial, patients reported specific quality of life improvements compared to their experience on the incumbent home dialysis machine. To penetrate and grow this market successfully, we are focused on refining our home distribution, logistics and support systems to help ensure they are ready for rapid scale. We are also working with providers, patients and payors to increase awareness and adoption of transitional care units (“TCUs”) as a bridge to home based therapy. To demonstrate the cost advantages of Tablo in the home setting, we will also be collecting additional patient clinical experience and outcomes data.

We sell our solution through our direct sales organization, which covers most major metropolitan markets in the United States. As of June 30, 2021, our sales organization is comprised of 29 capital sales team members, responsible for generating new customer demand for Tablo, and 70 clinical sales team members responsible for driving utilization and fleet expansion of Tablo consoles at existing customer sites. In addition, our field service team comprised of 78 members provides maintenance services and product support to Tablo customers. The same sales organization and field service team drive Tablo penetration in both the acute and home markets. We believe the ability to leverage one team to serve both markets will result in significant productivity and cost optimization as we continue to scale our business.

We are continuing to execute a well-defined strategy designed to expand gross margins. First, we have successfully begun production at our own console manufacturing facility. Second, we are adding a second-source contract manufacturer for our cartridges to help gain higher efficiency and lower material and logistics cost. Third, we will continue to drive scale across our console platform to leverage our supply base and help improve our manufacturing efficiency. Fourth, we will continue to utilize our cloud-based data system, as well as enhanced product performance, to help drive down the cost of service.

We generate revenue primarily from the initial sale of Tablo consoles, and recurring sales of per-treatment consumables, including the Tablo cartridge, which generates significant total revenue over the life of the console. We generate additional revenue via annual service contracts and shipping and handling charged to customers. Our total revenue was $25.2 million and $11.7 million for the three months ended June 30, 2021 and 2020, respectively, and $48.1 million and $18.9 million for the six months ended June 30, 2021 and 2020, respectively.

For the three months ended June 30, 2021 and 2020, we incurred net losses of $30.2 million and $26.5 million, respectively, and for the six months ended June 30, 2021 and 2020, we incurred net losses of $60.2 million and $47.2 million, respectively. As of June 30, 2021, we had an accumulated deficit of $554.3 million.

On September 17, 2020, we completed our initial public offering (“IPO”), in which we sold 10,293,777 shares of common stock (which included 1,342,666 shares that were offered and sold pursuant to the full exercise of the IPO underwriters’ option to purchase additional shares in connection with the IPO) at a price to the public of $27.00 per share. We received aggregate net proceeds of approximately $254.8 million after deducting offering costs, underwriting discounts and commissions of approximately $23.1 million. Upon the closing of the IPO, all of our outstanding redeemable convertible preferred stock automatically converted into shares of common stock.

On April 13, 2021, we completed a follow-on public offering and sold 2,945,864 shares of our common stock (which included 445,864 shares that were offered and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $53.50 per share. We received aggregate net proceeds of approximately $149.1 million after deducting offering costs, underwriting discounts and commissions of $8.5 million.

Impacts of the COVID-19 pandemic

We believe that the COVID-19 pandemic has highlighted the limitations of traditional machines and the benefits of Tablo, driving an increase in demand for Tablo during 2020. We also believe the advantages of Tablo highlighted by the pandemic are now embedded as one of the many factors driving our customers’ purchasing decisions and do not expect to experience significant revenue driven solely by COVID-19 in future periods. However, the duration and extent of the COVID-19 pandemic remain uncertain, particularly in light of ongoing vaccination efforts and emerging variant strains of the virus, and we cannot predict with certainty the ultimate impact of the COVID-19 pandemic and related containment measures on our business.

In order to operate in a safe manner, we continue to monitor and follow the latest health and safety guidelines of the U.S. Centers for Disease Control and Prevention, Occupational Safety and Health Administration, and local and state public health departments where we operate. These guidelines continue to change in light of local circumstances related to vaccine availability, population vaccination rates and emerging variant strains of the virus (including the Delta variant which appears to be highly transmissible). For employees working on-site, we continue to follow masking protocols consistent with evolving health and safety guidelines, facilitate social distancing and practice increased sanitizing standards. We have strongly encouraged all of our employees to get vaccinated, and continue to provide vaccination site information and COVID-19 testing at our facilities. We also actively support remote work arrangements. In addition, we have created a business continuity plan and incident management team to respond quickly and effectively to changes in order to offer customers uninterrupted products, services and support while safeguarding the best interest of employees, suppliers and stockholders.

Our business may also be impacted by an escalation or a continuation of the COVID-19 pandemic. While the operations at our contract manufacturing partners’ facilities and our outsourced business administration service provider, TACNA, for our facility in Tijuana, Mexico, have not yet experienced significant disruption as a result of the pandemic, the possibility that such disruption may occur remains. Additionally, the COVID-19 pandemic has disrupted the operations of certain of our third-party suppliers, resulting in increased lead-times, higher component costs and lower allocations for our purchase of some components (including certain critical components) and, in certain cases, requiring us to procure materials from alternative sources or incur higher logistical expenses. We have worked closely with our manufacturing partners and suppliers to enable us to source key components and maintain appropriate inventory levels to meet customer demand and have not experienced material disruptions in our supply chain to date. How long the pandemic and measures intended to contain the spread of COVID-19 will continue remains uncertain and depends on ongoing developments, including but not limited to any resurgences of the virus including emerging variant strains such as the Delta variant, federal, state and local government actions taken in response, and continued availability, effectiveness and public acceptance of COVID-19 vaccines. As a result, we cannot predict what effect COVID-19 and the associated containment measures will ultimately have on our suppliers and vendors, in particular for any of our suppliers and vendors that may not qualify as essential businesses and suffer more significant or lengthier disruptions to their business operations. There is no assurance that we will not experience more significant disruptions in our supply chain in the future, particularly if the operations of our contract manufacturing partners, our critical single source component providers, or the facility we operate in Tijuana, Mexico in collaboration with TACNA, are more severely impacted by the pandemic and associated containment measures.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Product revenue	$20,628	$9,697	$38,838	$15,623
Service and other revenue	4,588	2,045	9,294	3,309
Total revenue	25,216	11,742	48,132	18,932
Cost of revenue:
Cost of product revenue	22,077	15,291	42,654	24,853
Cost of service and other revenue	2,087	1,215	4,137	2,407
Total cost of revenue	24,164	16,506	46,791	27,260
Gross profit	1,052	(4,764)	1,341	(8,328)
Operating expenses:
Research and development	8,032	6,053	15,602	11,891
Sales and marketing	13,204	9,244	26,353	16,526
General and administrative	9,722	4,848	18,968	8,374
Total operating expenses	30,958	20,145	60,923	36,791
Loss from operations	(29,906)	(24,909)	(59,582)	(45,119)
Interest income and other income, net	164	67	276	527
Interest expense	(431)	(1,032)	(853)	(2,033)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(631)	—	(530)
Loss before provision for income taxes	(30,173)	(26,505)	(60,159)	(47,155)
Provision for income taxes	35	—	74	-
Net loss	$(30,208)	$(26,505)	$(60,233)	$(47,155)

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Revenue:
Product revenue	$20,628	$9,697	$10,931	113%	$38,838	$15,623	$23,215	149%
Service and other revenue	4,588	2,045	2,543	124%	9,294	3,309	5,985	181%
Total revenue	$25,216	$11,742	13,474	115%	$48,132	$18,932	29,200	154%

Product revenue increased by $10.9 million, or 113% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, driven by a $8.7 million increase in consoles revenue and a $2.2 million increase in consumables revenue. The increase in consoles revenue was driven by new customer adoption, fleet expansion across existing customer sites, higher average selling prices and a $0.7 million increase in console leasing revenue. The increase in consumables revenue was driven by our growth in console installed base.

Product revenue increased by $23.2 million, or 149% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, driven by a $18.4 million increase in consoles revenue and a $4.8 million increase in consumables revenue. The increase in consoles revenue was driven by new customer adoption, fleet expansion across existing customer sites, higher average selling prices and a $1.4 million increase in console leasing revenue. The increase in consumables revenue was driven by our growth in console installed base.

Service and other revenue increased for the three and six months ended June 30, 2021 from the three and six months ended June 30, 2020. The increase was primarily due to services associated with our growth in console installed base, including leased consoles.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Cost of revenue:
Cost of product revenue	$22,077	$15,291	$6,786	44%	$42,654	$24,853	$17,801	72%
Cost of service and other revenue	2,087	1,215	872	72%	4,137	2,407	1,730	72%
Total cost of revenue	$24,164	$16,506	7,658	46%	$46,791	$27,260	19,531	72%
Gross profit	1,052	(4,764)	5,816	122%	1,341	(8,328)	9,669	116%
Gross margin	4.2%	(40.6)%			2.8%	(44.0)%

Cost of product revenue increased by $6.8 million, or 44% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This increase was primarily due to higher console and consumable volume of $12.8 million and higher depreciation expense for leased consoles of $0.2 million. This was offset by a $5.9 million reduction in product costs and a $0.4 million decrease in manufacturing overhead.

Cost of product revenue increased by $17.8 million, or 72% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This increase was primarily due to higher console and consumable volume of $27.8 million, higher depreciation expense for leased consoles of $0.4 million and higher manufacturing overhead of $0.1 million. This was offset by a $10.6 million reduction in product costs.

Cost of service and other revenue increased by $0.9 million, or 72% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This increase was primarily due to additional headcount costs in our service department, which were absorbed across our larger installed base.

Cost of service and other revenue increased by $1.7 million, or 72% for the six months ended June 30, 2021 as compared to the three months ended June 30, 2020. This increase was primarily due to additional headcount costs in our service department, which were absorbed across our larger installed base.

Gross profit increased by $5.8 million, or 122% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The gross margin percentage improved by 44.8 percentage points for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, driven primarily by the impact of our cost reduction activities.

Gross profit increased by $9.7 million, or 116% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The gross margin percentage improved by 46.8 percentage points for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, driven primarily by the impact of our cost reduction activities.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Operating expenses:
Research and development	$8,032	$6,053	$1,979	33%	$15,602	$11,891	$3,711	31%
Sales and marketing	13,204	9,244	3,960	43%	26,353	16,526	9,827	59%
General and administrative	9,722	4,848	4,874	101%	18,968	8,374	10,594	127%
Total operating expenses	$30,958	$20,145	10,813	54%	$60,923	$36,791	24,132	66%

Research and development expenses increased by $2.0 million, or 33% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was primarily due to a $1.1 million increase in compensation and personnel costs, which includes a $0.5 million increase in stock-based compensation expense, and a $0.8 million increase in consultant services.

Research and development expenses increased by $3.7 million, or 31% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily due to a $3.2 million increase in compensation and personnel costs, which includes a $1.6 million increase in stock-based compensation expense, and a $0.8 million increase in consultant services. The increases were partially offset by a $0.4 million decrease in supplies and materials.

Sales and marketing expenses increased by $4.0 million, or 43% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was primarily due to a $2.3 million increase in compensation and personnel costs, which includes a $1.0 million increase in stock-based compensation expense, a $0.9 million increase in clinical sales consultant services, a $0.5 million increase in travel expenses and a $0.2 million increase in allocated costs for facilities and information technology to support the general expansion of our operations.

Sales and marketing expenses increased by $9.8 million, or 59% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily due to a $6.9 million increase in compensation and personnel costs, which includes a $2.6 million increase in stock-based compensation expense, a $2.0 million increase in clinical sales consultant services, a $0.4 million increase in allocated costs for facilities and information technology to support the general expansion of our operations, a $0.2 million in travel expenses and a $0.2 million increase in freight expenses.

General and administrative expenses increased by $4.9 million, or 101% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was primarily due to a $3.1 million increase in compensation and personnel costs, which includes a $1.8 million increase in stock-based compensation expense, a $0.9 million increase in insurance costs, a $0.6 million increase in outside services costs, and a $0.4 million increase in allocated costs for facilities and information technology to support the general expansion of our operations. The increases were partially offset by a $0.1 million decrease in professional and consultant services.

General and administrative expenses increased by $10.6 million, or 127% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily due to a $6.6 million increase in compensation and personnel costs, which includes a $4.3 million increase in stock-based compensation expense, a $1.8 million increase in insurance costs, a $1.2 million increase in allocated costs for facilities and information technology to support the general expansion of our operations, a $0.6 million increase in outside services costs, and a $0.5 million increase in professional and consultant services. The increases were partially offset by a $0.1 million decrease in depreciation expense.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Other Income (Expense), Net:
Interest income and other income, net	$164	$67	$97	145%	$276	$527	$(251)	(48)%
Interest expense	(431)	(1,032)	601	(58)%	(853)	(2,033)	1,180	(58)%
Change in fair value of redeemable convertible preferred stock warrant liability	—	(631)	631	*	—	(530)	530	*
Total other expense, net	$(267)	$(1,596)	1,329	(83)%	$(577)	$(2,036)	1,459	(72)%
* Not meaningful

Interest income and other income, net increased by $0.1 million, or 145% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily driven by a value added taxes refund related to startup costs in our new manufacturing facility received in the second quarter of 2021.

Interest income and other income, net decreased by $0.3 million, or 48% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease was primarily due to a $0.6 million decrease in interest income driven by lower interest rates in the first half of 2021. This decrease was partially offset by a $0.3 million value added taxes refund primarily related to startup costs in our new manufacturing facility received during the first half of 2021.

Interest expense decreased for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020. The decrease was driven primarily by a lower interest rate under the SVB Term Loan as compared to the rate under the Perceptive Term Loan, which we voluntarily repaid in July 2020.

The change in the fair value of redeemable convertible preferred stock warrant liability was driven by the changes in assumptions used to value the warrant liability. Upon the closing of our IPO in September 2020, all shares of our outstanding redeemable convertible preferred stock warrants were either exercised into common stock or automatically converted into warrants to purchase common stock. Accordingly, we have ceased to incur the change in the fair value of redeemable convertible preferred stock warrant liability as the entire redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2021, the Company had cash, cash equivalents and short-term investments of $396.2 million, which are available to fund future operations, and restricted cash of $33.3 million, for a total cash, cash equivalents, restricted cash and short-term investments balance of $429.5 million.

Since our inception, we have incurred net losses and negative cash flows from operations. To date, we have financed our operations and capital expenditures primarily through sales of redeemable convertible preferred stock and common stock, revenue from sales and issuances of debt. In September 2020, we completed our IPO for aggregate net proceeds of approximately $254.8 million (inclusive of the full exercise of the underwriters’ option to purchase additional shares), net of offering costs, underwriter discounts and commissions of $23.1 million. In April 2021, we completed a follow-on public offering for aggregate net proceeds of approximately $149.1 million, after deducting offering costs, underwriting discounts and commissions of $8.5 million.

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

Cash Flows Summary

The following table summarizes the cash flows for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(69,457)	$(44,059)
Investing activities	(104,267)	25,471
Financing activities	153,026	126,797
Net (decrease) increase in cash, cash equivalents and restricted cash	$(20,698)	$108,209

Operating Activities

The net cash used in operating activities of $69.5 million for the six months ended June 30, 2021 was due to a net loss of $60.2 million and a net cash outflow from the change in our operating assets and liabilities of $23.1 million, which were partially offset by adjustments for stock-based compensation expense of $9.8 million, depreciation and amortization of $2.6 million, non-cash lease expense of $0.5 million, accretion of discount on investments of $0.4 million, non-cash interest expense of $0.3 million, and provision for inventories of $0.3 million. The net cash outflow from operating assets and liabilities was primarily due to an increase in inventories of $12.1 million due to the timing of inventory purchases including advance purchases of inventory due to the transition to our own manufacturing facility, anticipated demand and to mitigate supply chain disruptions, which partially related to COVID-19, an increase in accounts receivable of $9.9 million due to timing of collections, a net decrease in account payable, accrued expenses and other current liabilities of $1.0 million due to timing of vendor payments and a decrease in accrued payroll and related benefits of $1.5 million, and a decrease in operating lease liabilities of $0.4 million. The net cash outflow from operating assets and liabilities was partially offset by an increase in deferred revenue of $1.1 million due to the growth of our business, an increase in prepaid expenses and other assets of $0.6 million, and an increase in accrued warranty liability of $0.2 million.

The net cash used in operating activities for the six months ended June 30, 2020 was $44.1 million, attributable to a net loss of $47.2 million and a net change in our net operating assets and liabilities of $0.3 million, partially offset by non-cash charges of $3.4 million. Non-cash charges primarily consisted of $1.3 million in stock-based compensation, $0.7 million in depreciation and amortization, $0.5 million in the change in the fair value of the redeemable convertible preferred stock warrant liability, $0.4 million in non-cash interest expense, $0.2 million in provision for inventory and $0.1 million in no-cash lease expense. The change in our net operating assets and liabilities was primarily due to a $3.4 million increase in accounts receivable and a $2.0 million increase in inventories due to growth in our business, a $0.7 million decrease in accounts payable due to timing of payments and a $0.6 million increase in prepaid expenses and other assets. These changes were partially offset by a $2.5 million increase in accrued expenses and other current liabilities due to timing of payments, a $2.2 million increase in deferred revenue mainly due to the growth of our business, a $1.1 million increase in accrued payroll and related benefits and a $0.6 million increase in accrued warranty liability.

Investing Activities

The net cash used in investing activities of $104.3 million for the six months ended June 30, 2021 was due primarily to the purchases of investment securities of $122.4 million and the purchases of property and equipment of $1.8 million, partially offset by the sales and maturities of investment securities of $19.9 million.

The net cash provided by investing activities for the six months ended June 30, 2020 was $25.5 million and related primarily to the sales and maturities of investment securities of $30.5 million, partially offset by the purchases of property and equipment of $5.0 million.

Financing Activities

The net cash provided by financing activities of $153.0 million for the six months ended June 30, 2021 was due primarily to the net proceeds of $149.1 million from the issuance of our common stock upon the follow-on offering and the proceeds of $3.9 million from employee exercises of stock options and employee stock purchase plan purchases.

The net cash provided by financing activities for the six months ended June 30, 2020 was due primarily to the net proceeds of $126.8 million from the issuance of our Series E redeemable convertible preferred stock.

Contractual Obligations and Commitments

During the three and six months ended June 30, 2021, there have been no material changes to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report. For additional information, please refer to Note 2 to our unaudited condensed financial statements in this Quarterly Report.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Because (i) the aggregate worldwide market value of our voting common stock held by non-affiliates (or "public float") exceeded $700 million on June 30, 2021, (ii) we will have been subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) for at least twelve calendar months, (iii) we have previously filed an annual report under Section 13(a) or 15(d) of the Exchange Act and (iv) we are not eligible for smaller reporting company status because we exceed the public float and revenue threshold for such status, we will qualify as a "large accelerated filer" under Rule 12b-2 of the Exchange Act as of the end of the current fiscal year. As a large accelerated filer, we will no longer qualify as an emerging growth company.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements included elsewhere in this Quarterly Report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash, cash equivalents, restricted cash and short-term investments are held in bank deposits, money market funds, U.S. Treasury and debt securities. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the relative short-term nature of our cash, cash equivalents and short-term investments.

As of June 30, 2021, we had $30.0 million in variable rate debt outstanding. The SVB Term Loan matures on November 1, 2025, with interest-only monthly payments until June 2023. The term loan accrues interest at a rate per annum equal to the greater of (A) one-half of one percent (0.50%) above the Prime Rate as reported in the Wall Street Journal then in effect (which shall not be less than zero) and (B) three and three-quarters of one percent (3.75%). An immediate 100 basis point change in the prime rate would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Exchange Risk

Our expenses are generally denominated in U.S. dollars. However, as certain of our Mexico-based manufacturing operations incur costs that are denominated in Mexican Pesos (“MXN”), we are exposed to the risk of currency fluctuations between the U.S. dollar and MXN. To date, foreign currency transaction gains and losses have not been material to our financial statements.

Unfavorable changes in foreign exchange rates versus the U.S. dollar could increase our product costs, thus reducing our gross profit. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results or financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the period covered by this Quarterly Report.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 Annual Report, as updated by the risk factors discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021 (“Q1 2021 Quarterly Report”), which could materially affect our business, financial position, or future results of operations. There have been no material changes to the risk factors described in our 2020 Annual Report, as updated by our Q1 2021 Quarterly Report. The risks described in our 2020 Annual Report and our Q1 2021 Quarterly Report are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also arise and materially impact our business. If any of these risks occur, our business, results of operations and financial condition could be materially and adversely affected and the trading price of our common stock could decline.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Form of Amended and Restated Certificate of Incorporation of Outset Medical, Inc.	S-1/A	333-248225	3.1	September 9, 2020

3.2	Form of Amended and Restated Bylaws of Outset Medical, Inc.	S-1/A	333-248225	3.2	September 9, 2020

4.1	Form of Common Stock Certificate	S-1/A	333-248225	4.1	September 9, 2020

4.2	Amended and Restated Registration Rights Agreement	S-1	333-248225	4.2	August 21, 2020

4.3	Form of Series A Warrant Agreement #1	S-1	333-248225	4.3	August 21, 2020

4.4	Form of Series A Warrant Agreement #2	S-1	333-248225	4.4	August 21, 2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Outset Medical, Inc.

Date: August 5, 2021	By:	/s/ Leslie Trigg
Leslie Trigg
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Nabeel Ahmed
Nabeel Ahmed
Chief Financial Officer (Principal Financial and Accounting Officer)