Form 10-K
period 2021-12-31
Outset Medical, Inc.
filed 2022-02-23
CIK 1484612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

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

Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2021 (the last business day of the registrant's most recently completed second quarter) as reported by Nasdaq Global Market on that date was $1.7 billion.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 16, 2022 was 47,406,856.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission within 120 days of the registrant’ fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this Annual Report) contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements about:

•
our future results of operations and financial position, including our expectations and projections regarding our revenues and revenue growth rate, sales into the home market and such sales as a percentage of revenues, cost of revenues, operating expenses (including as a percentage of revenues), gross margin, capital expenditures and our ability to achieve and maintain future profitability;
•
our business strategy;
•
plans and objectives of management for future operations;
•
key factors we believe affect our performance, including our beliefs about the opportunities presented by these factors, our ability to successfully address each of these factors and the anticipated impacts on our business, financial condition and result of operations;
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
•
the impact of the ongoing COVID-19 pandemic on our business and results of operations, and on our customers, suppliers and vendors;
•
our intent to explore opportunities for international expansion;
•
continued execution of our initiatives designed to reduce the cost of producing and shipping Tablo devices and our ability to achieve projected cost reductions at the levels or within the timeframe we estimate;
•
our plans to expand our manufacturing capabilities to support our growth including by expanding our manufacturing workforce;
•
our plans to continue to invest in our research and development efforts to enhance existing products and develop new products;
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

PART I

Item 1. Business.

Our Company

Outset is a medical technology company pioneering a first-of-its-kind technology to reduce the cost and complexity of dialysis. We believe the Tablo® Hemodialysis System, cleared by the U.S. Food and Drug Administration (FDA) for use from the hospital to the home, represents a significant technological advancement that transforms the dialysis experience for patients and operationally simplifies it for providers. We designed Tablo from the ground up to be a single enterprise solution that can be utilized across the continuum of care, allowing dialysis to be delivered anytime, anywhere, and by virtually anyone.

Our technology is designed to elevate the dialysis experience for patients, and help providers overcome traditional care delivery challenges. Our focus on flexibility, ease of use and user experience translates to meaningfully reduced training times and fixed infrastructure requirements. Requiring only an electrical outlet and tap water to operate, Tablo frees patients and providers from the burdensome infrastructure required to operate traditional dialysis machines. The integration of water purification and on-demand dialysate production in a single 35-inch compact console enables Tablo to serve as a dialysis clinic on wheels. With a simple-to-use touchscreen interface, two-way wireless data transmission and a proprietary data analytics platform, Tablo is a new holistic approach to dialysis care. Unlike traditional hemodialysis machines, which have limited clinical versatility across care settings, Tablo can be used seamlessly across multiple care settings and a wide range of clinical applications.

Tablo leverages cloud technology, making it possible for providers to monitor devices and treatments remotely, perform patient and population analytics, and automate clinical recordkeeping, while also enabling us to release features and enhancements through over-the-air (OTA) updates. Tablo’s connectedness also allows it to continually stream more than 500,000 device performance data points after every treatment. We use this data, in conjunction with our diagnostic and predictive algorithms, to determine failure types and, in some instances, predict failures before they occur. In effect, this contributes to a reduction in service hours and an increase in device uptime.

We have generated meaningful evidence to demonstrate that providers can realize significant operational efficiencies, including reducing the cost of their dialysis programs by up to 80% in the intensive care unit (ICU). In addition, Tablo has been shown to deliver robust clinical care. In studies and surveys we have conducted, patients have reported clinical and quality of life benefits on Tablo compared to other dialysis machines. We believe Tablo empowers patients, who have traditionally been passive recipients of care, to regain agency and ownership of their treatment. Tablo is currently cleared by the FDA for use in the hospital, clinic or home setting.

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

Driving adoption of Tablo in the acute setting has been our primary focus to date. We have invested in growing our economic and clinical evidence, built a veteran sales and clinical support team with significant expertise, and implemented a comprehensive training and customer experience program. Our experience in the acute market has demonstrated Tablo’s clinical flexibility and operational versatility, while also delivering meaningful cost savings to the providers. We plan to continue leveraging our commercial infrastructure to broaden our installed base in the acute care market as well as driving utilization and fleet expansion with our existing customers. While the ongoing COVID-19 pandemic has presented opportunities to demonstrate the real-world benefits of Tablo over traditional machines, we believe these benefits, in addition to the other advantages of Tablo, are continuing to drive customer purchasing decisions.

Tablo is also well suited for home-based dialysis. Tablo was cleared by the FDA for use in an acute or chronic care facility in September 2014. Subsequently, in March 2020, Tablo was cleared by the FDA for patient use in the home. Our ability to reduce training time, patient dropout, and supplies and infrastructure required to deliver dialysis in the home can drive efficiency and economic improvements to the home care model. In our home investigational device exemption (IDE) trial, patients reported specific quality of life improvements compared to their experience on the incumbent home dialysis machine. To penetrate this market successfully, we are focused on refining our home distribution, logistics and support systems to help ensure they are ready for rapid scale. We are also working with providers, patients and payors to increase awareness and adoption of transitional care units (TCUs) as a bridge to home based therapy. To demonstrate the cost advantages of Tablo in the home setting, we are continuing to collect additional patient clinical experience and outcomes data.

We completed our initial public offering in September of 2020. Our common stock is listed on the Nasdaq Global Select Market under the symbol “OM.”

Our Market Opportunity

In the United States, dialysis is a large, expensive sector of healthcare that has seen little technology innovation in the last 30 years. We estimate that annual spending on ESRD in the United States is approximately $73 billion, of which an estimated $41 billion is Medicare spending. In 2019, this spending represented 7% of the total Medicare budget despite ESRD patients only representing 1% of the Medicare population. Dialysis is performed in the acute care setting, outpatient dialysis clinics and the patient’s home based on the patient’s condition and preference. As a result of an aging population and the growing incidence of diabetes, hypertension and obesity, based on historical rates of growth, we estimate the ESRD patient population will continue to grow around 3% annually, roughly 30% compounded growth, over the next ten years in the United States, thereby increasing our opportunity in both markets. We believe that any decrease in the size of the ESRD patient population due to COVID-related deaths may be offset by an increase in the population due to COVID-related AKI and delayed diagnosis of advanced stage CKD. As a result, although we cannot predict the full impact of the COVID-19 pandemic on the ESRD patient population with certainty, we do not anticipate that the pandemic will significantly impact the long-term growth rate of the population. We estimate the total annual addressable market opportunity in the United States for Tablo is approximately $2.5 billion in the acute care setting and approximately $8.9 billion in the home setting.

Acute Care

The acute care market includes short-term acute care hospitals, sub-acute long-term acute care hospitals (LTACHs) and skilled nursing facilities (SNFs). As of 2019, there were approximately 4,500 acute care hospitals and approximately 17,000 LTACHs and SNFs facilities in the United States, of which we believe 3,700 hospitals and 1,600 LTACHs and SNFs facilities are included in our acute care addressable market. We expect acute care hospitals to support higher treatment volumes per facility than LTACHs and SNFs and thus represent a greater proportion of the total market opportunity. The cost of managing a dialysis program is high, typically requiring complex equipment, separate infrastructure and specialized staff. We believe the majority of hospitals currently outsource the management of their dialysis programs to a third party, which is costly and may limit their ability to control the quality of patient care. For hospitals that manage their own dialysis programs, we believe that aggressive cost containment measures are motivating administrators to assess technology alternatives in order to lower the overall cost of care.

Home Care

At the end of 2019, there were approximately 570,000 patients in the United States receiving some sort of dialysis in the clinic or home setting. The majority of these patients were treated in dialysis clinics, although a large and growing number of treatments are transitioning to the patient’s home. In 2019, approximately 13% of patients (75,000 individuals), received dialysis treatment at home through peritoneal dialysis or home hemodialysis. From 2009-2019, the home hemodialysis patient population grew 131%, resulting in approximately 12,200 patients on home hemodialysis therapy, and we estimate that there are approximately 13,500 patients on home hemodialysis therapy today. We believe that the dynamics in the non-acute care market will continue to shift towards more home-based treatments as a result of several factors including the recent Executive Order on Advancing American Kidney Health, the expansion of Medicare Advantage to patients with ESRD and increasing commercial payor focus on reducing the total cost of ESRD care. We believe the recent COVID-19 global pandemic will accelerate the need for and adoption of technologies that enable care closer to and within the patient’s home, such as home-based dialysis therapies and telemedicine.

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

End Stage Renal Disease (ESRD)

ESRD is most often the result of chronic diseases, such as diabetes or high blood pressure, and is diagnosed when a patient’s kidneys no longer have sufficient function to avoid critical buildup of toxins and fluid in the body. If left untreated, ESRD will result in death. The prevalence of ESRD in the United States has increased significantly over the last 40 years, driven in part by the growing rates of diabetes, hypertension, obesity and the overall aging of the population. At the end of 2019, there were approximately 810,000 patients with ESRD in the United States, of which, approximately 570,000 were treated with dialysis and the remainder of whom were living with a kidney transplant. The total ESRD figure is approximately 40% higher than the number reported ten years prior. We expect multiple pre-existing conditions and demographic factors such as diabetes, hypertension, obesity and an aging population to drive the prevalence of kidney failure to one million individuals by 2030.

Acute Kidney Injury (AKI)

AKI is the temporary loss of kidney function. AKI frequently occurs as a result of other medical conditions or treatment, including loss of other organ functions, severe infection, drug toxicity or post-surgical trauma. Patients experiencing AKI may require some form of dialysis in order to survive. Based on data from Centers for Medicare and Medicaid Services (CMS), the rate of beneficiaries experiencing a hospitalization complicated by AKI doubled from 2006-2016, with an approximate one third probability of these patients being newly diagnosed with CKD within the following 12 months. We estimate that there are over 450,000 admissions for AKI in the United States each year.

Kidney Disease Treatment Alternatives and Care Settings

Treatment of kidney disease typically depends on the type and stage of the disease. Approximately 20-25% of patients admitted to the ICU with a diagnosis of AKI may require dialysis treatment until their kidneys recover. If they fail to recover, AKI patients may need to remain on dialysis or receive a kidney transplant. For CKD, early stages of kidney disease can be managed with education, lifestyle changes and drug-based therapies. As kidney function continues to deteriorate and progress towards ESRD, the patient must either obtain a kidney transplant or receive dialysis for the rest of their life. Although transplantation is usually the most desirable option, a shortage of available organs and patient risk factors limit the use of this option. In 2019, only approximately 25,000 transplant procedures were performed in the United States compared to a total dialysis patient population of approximately 570,000. As a result, the vast majority of patients rely on dialysis to survive. While early CKD education and management can slow the progression of disease and help with a patient’s transition to dialysis, the Centers for Disease Control estimates that 90% of patients with CKD do not know they have kidney disease.

Additionally, the United States Renal Data Systems 2021 Annual Report indicates approximately 30% of new ESRD patients receive little or no pre-ESRD care at the time of dialysis initiation and “crash” into dialysis, initiating dialysis in an unplanned fashion.

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

Dialysis treatments are performed in the acute care setting, outpatient dialysis clinics and the patient’s home. The most common treatment option for ESRD patients, representing approximately 88% of ESRD dialysis patients in the United States, is treatments in a dialysis clinic. Most dialysis clinics are outpatient, freestanding facilities designed to treat on average 18 patients at a time. There are approximately 7,500 clinics in the United States that typically are open six days per week, treating patients on two to three shifts per day. In-clinic treatment typically lasts three to four hours and is usually performed three times per week. Outset’s commercial efforts are focused on the acute and home care settings where we believe Tablo is most needed and offers the most compelling value proposition based on product-market fit, price tolerance and competitive differentiation
.

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

Home. In 2019, approximately 13% of ESRD dialysis patients in the United States were dialyzing at home, with home hemodialysis patients representing 2% and peritoneal dialysis patients representing 11%.The decision on whether the patient stays in clinic or moves to home-based dialysis is made by the provider and patient based on several factors, including the patient’s condition and level of independence. Clinics are mandated by CMS to inform patients of all available treatment alternatives, although surveys show that many patients are unaware of their care setting options. In recent years, there has been a growing trend of delivering dialysis closer to the patient as health systems, dialysis clinic providers and payors are recognizing the opportunity to improve the patient outcomes and lower the total cost of care through home dialysis. In an effort toward moving more patients to home dialysis, some health systems and dialysis providers have established TCUs. TCUs are orientated around educating ESRD patients as they transition into ongoing dialysis care with an emphasis on increasing the percentage of patients who select a home dialysis modality. In addition, there are currently approximately 2,200 clinics with specific home dialysis programs. We expect both TCUs and clinic-based home dialysis programs to grow. Regardless of whether ESRD patients are treated at home or remain in a clinic, they remain under the care of a dialysis provider that purchases their dialysis equipment and treatment supplies. Home dialysis patients receive ongoing clinical support from their nephrologist and the clinic’s care team in their home base clinic.

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

Limitations and Challenges of Current Hemodialysis Machines

Hemodialysis is the most common form of dialysis for both AKI and ESRD patients and is used across multiple care settings. Nevertheless, we believe that limitations of traditional hemodialysis machines create significant operational complexities and challenges to administering dialysis, which ultimately contribute to a higher cost of care. These limitations include:

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

Challenges for Providers

•
Time required to train new patients. The most commonly used home hemodialysis machine requires approximately 100 hours of nurse-led training, which translates into several weeks of commitment, unreimbursed expense and can result in a backlog of patients waiting to be trained due to capacity constraints. This time commitment required of patients and their care partners limits the adoption of home hemodialysis.
•
Low retention of patients. The incumbent home hemodialysis machine requires patients to dialyze frequently, sometimes up to six times per week. This involves cumbersome setup procedures requiring up to eight hours of prep work several times per week, to prepare batches of dialysate ahead of treatment. This is impractical and ultimately contributes to patient burnout. The patient drop-out rate for home hemodialysis on the incumbent machine is up to 45% within the first year.
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

Tablo vs. Traditional Hemodialysis Machines.

The Tablo Hemodialysis System (Tablo)

Tablo is an FDA-cleared single enterprise solution for hemodialysis, comprised of a compact console with integrated water purification, on-demand dialysate production and advanced software and connectivity capabilities. We designed Tablo from the ground up to be a single enterprise solution that can be utilized across the continuum of care, allowing dialysis to be delivered anytime, anywhere, and by virtually anyone. Unlike traditional hemodialysis machines, Tablo can be used seamlessly across multiple care settings and a wide range of clinical applications, all with the benefit of remote system management, monitoring and maintenance through two-way wireless data transmission capabilities.

The Tablo system is comprised of the following components:

•
Tablo Console. A compact, mobile and versatile machine consisting of an integrated water purification, on-demand dialysate production system and simple-to-use touchscreen interface. Using advanced sensors, the console automates much of treatment setup and management and can automatically self-diagnose for potential machine issues.
•
Tablo Cartridge. A proprietary, disposable single use pre-strung cartridge that easily clicks into place, minimizing steps, touch points and connections, allowing for set up of treatment supplies in less than 12 minutes. The Tablo cartridge was designed to simplify and streamline treatment setup to minimize the potential for user error.
•
Tablo Data Ecosystem. With Tablo, we are bringing data to dialysis. Tablo is built to live in a connected setting with cloud-based system monitoring, patient analytics and clinical recordkeeping.

Benefits of Tablo

We believe that Tablo’s unique features combine to provide a meaningfully differentiated hemodialysis solution, offering the following benefits:

•
Simplicity. Tablo’s intuitive, simple and appealing touchscreen interface makes it easy to learn and easy to use, guiding users through treatment from start to finish with 3D animations illustrating each step. Embedded sensors simplify the setup and takedown process by providing validation of each step, reducing the chance of user error. During treatment, sensors automatically alert the user of any problems and provide instructions to resolving the issues on the screen. Our proprietary pre-strung cartridge clicks into place and features color-coded, easy-to-follow connections, allowing users to set up the treatment supplies in less than twelve minutes. Tablo’s simplicity can also reduce the training time necessary to operate the machine by roughly two thirds compared to training for traditional machines.
•
Clinical Flexibility. Tablo can accommodate a wide range of treatment modalities, durations and flow rates, allowing for broad clinical applications. In combination with its compact size and ease-of-use, Tablo’s clinical flexibility enables providers to standardize to a single solution across multiple care settings.
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

Tablo’s clinically differentiated features were specifically designed to address the economic and operational challenges faced by stakeholders across multiple care settings. In addition, patients have reported clinical and quality of life benefits on Tablo compared to other dialysis machines.

In the acute care market, we believe Tablo offers the following benefits:

•
Increasing hospital operating margins by lowering the total cost of dialysis-related supplies, infrastructure and labor by up to 80% in the ICU.
•
Enabling hospitals to take dialysis back in-house which, including supplies cost reduction, reduces the total cost per treatment by $300 to $500.
•
Standardizing to a single, easy-to-learn machine that can deliver multiple dialysis modalities and reduce the cost, complexity and training burden of managing multiple different machines.
•
Allowing dialysis to be delivered anywhere across the hospital without the need for additional specialized equipment, infrastructure or specialized dialysis staff, easing operational workflow and enhancing productivity and staffing flexibility.
•
Enabling less expensive labor models, for example the insourcing of dialysis service using existing hospital nursing staff and eliminating expensive, fixed dialysis outsourcing contracts.
•
Automating data documentation and machine management to increase regulatory compliance.

In the home market, we believe Tablo offers the following benefits for clinics and their patients:

•
Improving provider home dialysis economics, including reducing home program staffing costs by reducing total training time and providing a novel learning curriculum that is largely patient managed, resulting in increased patient adoption through a shorter, less burdensome training process.
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
•
Enabling remote machine maintenance, troubleshooting and software updating.
•
Enabling longer retention and higher treatment compliance by giving patients the option of flexible treatment frequency and potentially fewer treatments, as well as less burdensome setup and management.
•
Improving treatment experience with fewer headaches, increased energy, less cramping, and a quieter more relaxed experience contributing to improved quality of life.
•
Improving the accessibility and sustainability of home dialysis for patients. We believe Tablo’s compact size, and its ability to operate with a standard electrical outlet, tap water, and less supplies storage, makes it an accessible option for patients regardless of the size of their living space.

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

The Tablo Hemodialysis System.

Tablo is the only dialysis technology with a fully integrated water treatment system that allows for dialysate to be produced on demand in real time using bicarbonate and acid concentrates. The Tablo console requires only a standard electrical outlet and tap water to operate. This eliminates the need for industrial water treatment rooms, separate water purification machines and pre-filled bags of dialysate associated with traditional dialysis machines.

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

The Tablo cartridge consists of a user-friendly pre-configured blood, saline, and infusion tubing. The Tablo cartridge requires only two connections to operate as compared to other machines that require stringing, hanging, snapping and tapping multiple lines. Our proprietary cartridge clicks into place and features color-coded, easy-to-follow connections. In our home IDE trial, patients were able to set up the Tablo cartridge and dialysate concentrates in less than 12 minutes, on average. With an average prime period of approximately eight minutes, an uninterrupted patient can initiate therapy in as little as around 20 minutes, representing a significant improvement over traditional machines, which can take approximately 45 minutes to set up.

Tablo’s simple setup and intuitive touchscreen interface combined with sensor-based automation are designed to enhance the user experience by accelerating the training process, expediting device set up, and streamlining the treatment process. For example, Tablo includes an integrated blood pressure monitor, and 70 embedded sensors, which enable features such as automated air removal, priming, and blood return which minimize user errors and save time. Tablo’s touchscreen panel guides the user through the treatment with 3D animations and conversational instructions, making Tablo easy to learn and use for both professional and non-professional users. The screen can be used to change or manage treatment parameters, add patient information, enter treatment notes as well as set reminders for future actions.

During treatment, should any issues arise, Tablo’s touchscreen panel guides the user through an explanation for the alarm and provides intuitive resolution instructions. Traditional machines provide no video guidance and generally require users to memorize or reference numerical alarm codes from a separate user manual. Post-treatment, Tablo’s touchscreen interface guides the user through treatment takedown.

The Tablo console is compact, self-contained, and mobile. We designed Tablo with the home in mind to look more like a consumer product than a piece of medical equipment in order to increase patient comfort with having it in their living room. The console can be closed completely when not in use, which lowers the intimidation threshold and makes it ideally suited to a home environment. Tablo’s design allows the user to transport the unit easily throughout the hospital or home setting for storage. The console’s 35-inch height was designed to make it easy for patients, especially those with limited mobility, to engage with the touchscreen during treatment to view progress, resolve alarms and adjust functions as needed. For example, a patient can interact with the touchscreen to adjust the flow rate if they feel the onset of cramping.

Tablo Data Ecosystem

Tablo is the first hemodialysis system on the market with FDA clearance for two-way wireless data transmission. Tablo’s connectedness helps reduce maintenance costs and enables ongoing system improvements. This is all made possible by our growing team of experienced software, data science, and machine learning engineers.

Tablo leverages cloud technology to make it possible for providers to monitor devices and treatments remotely, perform patient and population analytics, and automate clinical recordkeeping. Due to Tablo’s wireless connectivity, we can release new features and enhancements through OTA updates, without requiring hardware changes or interventions from field service engineers (FSEs). We also release user trainings this way, which means that customers can train and upgrade their device on their own schedule. Over the past two years, we have used these OTA updates to add important new features that extend Tablo’s clinical applicability in addition to updates that enhance device uptime by enabling remote diagnostics and support. These OTA updates help Tablo get smarter over time.

Tablo’s connectedness also allows it to continually stream to the cloud over 500,000 device performance data points after every treatment. We use this data, in conjunction with our diagnostic and predictive algorithms, to determine failure types and, in some instances, predict failures before they occur. Equipped with this information, our FSEs can confidently visit sites knowing they have the correct parts and consumables to address the issues reported, and those that are yet to come. In effect, this contributes to a reduction in service hours and an increase in device uptime.

The above functionality is enabled through two key platforms: TabloHub, a customer-facing portal; and TabloDash, an internal data analytics platform.

TabloHub

TabloHub is designed to be a one-stop shop for providers that allows customers to monitor treatments in real-time across their fleet, visualize historical treatment records and statistics, see system disinfection and service records, search documentation, read news about Tablo, and perform various trainings. It is accessible from virtually anywhere, using a phone, tablet, or a web browser.

Through the Tablo application programming interface (API), providers can integrate Tablo with their Electronic Medical Records (EMR) to receive treatment data and flowsheets automatically to reduce manual record keeping, which in turn, helps reduce record-entry errors and auditing risks. Tablo’s two-way wireless transmission delivers data intended to be compliant with the federal Health Insurance Portability and Accountability Act (HIPAA) to the provider without any need for additional equipment. It connects to the cloud using a standard Ethernet or Wi-Fi connection. TabloHub strengthens care, simplifies meeting documentation requirements, and makes system management easy.

TabloDash

TabloDash is a powerful data analytics platform used by Outset team members to analyze diagnostic data produced by connected devices across all fleets, data from our customer relationship management system, and various other sources. Tablo captures more than 500,000 machine performance data points during every treatment, which is then used to fuel data analytics and machine learning algorithms that drive our research and development pipeline.

Through TabloDash, data can be visualized, graphed, aggregated, and queried to answer complex business intelligence questions, and build performance monitoring dashboards. For example, our service team uses TabloDash to analyze field response times, categorize failures by types, diagnose specific device issues, and monitor customer fleet performance.

The real-time nature of TabloDash allows our FSEs to troubleshoot and adjust a device remotely during a call with a customer and avoid the need to send FSEs to a site unnecessarily. If it is necessary to dispatch an FSE, we can use TabloDash to help ensure they arrive with the correct parts to complete the repair, and are also able to address any preventive maintenance predicted by our algorithms, all during the same visit.

TabloDash is the linchpin that helps us optimize the cost of service while increasing the quality of service by reducing unnecessary visits, time spent on-site, and device downtime.

Tablo Data Ecosystem

Value to Outset	Value to Our Providers

•
Reinforces customer loyalty through access to a functionally rich data ecosystem.
•
Improves speed and cost efficiency of design and manufacturing.
•
Increases efficiency through remote real-time system monitoring, diagnostics, and predictive analytics, lowering servicing costs.
•
Accelerates delivery of new features and improvements to customers through continuous in-field data analytics.

•
Reduces cost and increases compliance by centralizing and automating documentation and all cloud based medical record reporting from treatment flowsheets to machine management.
•
Increases uptime through machine-learning algorithms that feed continuous software improvements and predictive analytics.
•
Increases flexibility and efficiency through remote monitoring of patient treatment data.
•
Reduces administrative time and cost through EMR integration.

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

Research and Development

We invest in research and development efforts that advance our Tablo system with the goal to expand and improve upon our existing product and solutions. Our research and development expenses totaled $36.7 million and $28.9 million for the years ended December 31, 2021 and 2020, respectively.

Our research and development team includes hardware and software engineers with deep expertise in mechanical and electrical engineering, fluidics, embedded software design, and cloud-based data and security architecture. Their collective efforts are applied to three key areas: (1) engineering and cost reduction initiatives that continually enhance device performance and lower our cost of product revenue, (2) expansion of the Tablo data ecosystem to extend economic, operational and clinical benefits to our customers, and (3) advancing our innovation pipeline, which is directed toward broadening Tablo’s value in the home, chronic, and acute environments for patients and providers. We intend to continue investing significant resources to maintain and strengthen our technological competitive advantage in order to deliver a steady stream of inventive solutions that provide clinical and operational simplicity, versatility and efficiency.

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

Home Care

We believe competition in the home setting is based on a system’s clinical performance, its cost efficiency, its ease of use and patient preference. In the home hemodialysis setting, competitors include Fresenius (through its acquisition of NxStage). We believe through Tablo’s unique advantages it is easier and faster for patients to learn, and simpler for patients to operate at home, which may position us well against existing competitors. We believe these factors will reduce patient burn-out, thereby extending patient retention, increasing home hemodialysis growth and improving associated margin for providers. We do not consider PD to be competitive to our products given the differences in treatment modality, that PD is clinically limited due to patients with certain pre-existing conditions such as congestive heart failure and obesity and that PD is regarded as a “temporary” modality since approximately 80% of patients are on the therapy for less than three years.

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

Patents

As of December 31, 2021, we had 19 issued U.S. patents, as well as nine pending U.S. patent applications, including 12 patents and patent applications previously exclusively licensed to us from Oregon State University (OSU), which OSU assigned to us upon termination of our license agreement with OSU. We had an aggregate of 40 issued patents in Australia, Canada, China, France, Germany, Hong Kong, Japan, Spain and the United Kingdom, as well as 18 pending patent applications in Japan, the European Patent Office and under the Patent Cooperation Treaty, including 22 patents previously exclusively licensed to us from OSU, which OSU assigned to us upon termination of our license agreement with OSU. Some of our patents and other intellectual property cover aspects of Tablo that enable it to be used by anyone, including the patient, through the automation of functions formerly performed by dialysis center technicians using traditional dialysis systems. Our proprietary data ecosystem provides what we believe is a unique way of connecting providers and patients for real-time treatment monitoring, automated treatment documentation, and simplified compliance and record-keeping.

Our patents expire between October 2025 and November 2041. The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office (USPTO) in examining and granting a patent, or it may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. We cannot be sure that our pending patent applications or future patent applications will result in issued patents or that any patents that have issued or might issue in the future will protect our current or future products, provide us with any competitive advantage or will not be challenged, invalidated, or circumvented.

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

Manufacturing, Supply Chain and Logistics

We direct the manufacturing and supporting supply chain, distribution and logistics for the Tablo console, the Tablo cartridge and other consumables (electrolyte concentrates and plastic tubing that transports the concentrates into Tablo to enable on-demand dialysate production). We partner with several different contract manufacturers in the assembly and testing of our products and operate under a Quality Management System that has been certified to ISO 13485 Medical Device Quality Management System standard.

Tablo Console

Until early 2021, we exclusively relied on our contract manufacturing partner, Paramit Corporation (Paramit), based in Morgan Hill, California, for the production of the Tablo console. Tablo consoles manufactured by Paramit at their facility in Morgan Hill, California underwent extensive in-process and integrated system testing protocols designed by us. Consoles were then transported to our headquarters in San Jose, California, where our test engineers performed final testing, and then direct-shipped the consoles to our customers. We used a network of short-haul and long-haul freight forwarders optimized for time and cost efficiency.

In order to help ensure a high level of console production capacity through rapid scale, and to help lower our costs, we established a console manufacturing facility in Tijuana, Mexico, enabling us to insource Tablo console manufacturing beginning in early 2021. We are operating in Mexico in collaboration with TACNA Services (TACNA), a well-known outsourced business administration service provider that provides all the back-office and facility infrastructure support, allowing us to focus on our core competencies – design and high-volume manufacturing for reliability and cost reduction. Tablo consoles manufactured in our Mexico facility are tested at the facility using the same integrated system testing protocols designed by us, and then direct-shipped to our distribution centers, using a network of short-haul and long-haul freight forwarders optimized for time and cost efficiency. We terminated our contract with Paramit.

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

Tablo Cartridge

Until recently, the Tablo cartridge was manufactured exclusively by Infus Medical Co. Ltd. (Infus), a contract manufacturer with two facilities in Thailand. As part of our arrangement, we direct the oversight of the raw materials sourcing, selection and planning while Infus takes receipt of the Tablo cartridge components, and performs assembly, testing and Ethylene Oxide sterilization before shipment. The various components for the Tablo cartridge are manufactured by approximately 50 different suppliers located in various countries including Singapore, Italy and the United States, some of which are single-source suppliers. The Tablo cartridges have shipped primarily via ocean freight, though in times of peak demand or other supply chain constraints, we have shipped by air freight. Our team inspects the product before releasing it for shipment.

We recently moved production of a majority of Tablo cartridges to a manufacturing site in Tijuana, Mexico in partnership with Providien Medical (Providien). Providien, part of Carlisle Companies Incorporated, offers expertise in high volume disposable assembly services. Through enhanced product design, high capacity tooling and simplified freight and logistics, we expect this site will be able to produce cartridges at a lower cost, increase our supply capacity and help mitigate against global supply chain interruption. Tablo cartridges produced at this new facility undergo sterilization using electronic beam (e-beam) technology, which is an environmentally friendly sterilization method. Following our receipt of 510(k) clearance from the FDA for the new cartridge sterilization method in November 2021, we began manufacturing and commercially distributing Tablo cartridges manufactured at this new facility.

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

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed. Tablo is a Class II device subject to 510(k) clearance.

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

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device. If a de novo request is granted, the device may be legally marketed and a new classification is established. If the device is classified as Class II, the device may serve as a predicate for future 510(k) submissions. If the device is not approved through de novo review, then it must go through the standard PMA process for Class III devices.

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

De novo Classification

Medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they pose. To market low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, a manufacturer may request a de novo down-classification. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. A medical device may be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent or a manufacturer may request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. The FDA is required to classify the device within 120 calendar days following receipt of the de novo application, although in practice, the FDA’s review may take significantly longer. During the pendency of the FDA’s review, the FDA may issue an additional information letter, which places the de novo request on hold and stops the review clock pending receipt of the additional information requested. In the event the de novo requestor does not provide the requested information within 180 calendar days, the FDA will consider the de novo request to be withdrawn. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the de novo request for classification if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. In the event the FDA determines the data and information submitted demonstrate that general controls or general and special controls are adequate to provide reasonable assurance of safety and effectiveness, the FDA will grant the de novo request for classification. When the FDA grants a de novo request for classification, the device is granted marketing authorization and further can serve as a predicate for future devices of that type, through a 510(k) premarket notification.

Breakthrough Device Program

The FDA has implemented a Breakthrough Device Program that is intended to help patients receive more timely access to breakthrough medical technologies that have the potential to provide more effective treatment or diagnosis for life-threatening or irreversibly debilitating diseases or conditions. A device also must meet one of the following criteria: (i) it represents breakthrough technology; (ii) there is no approved or cleared alternative; (iii) it offers significant advantages over existing cleared or approved devices; or (iv) availability of the device is in the best interest of patients. Under the program, we are eligible to receive priority review and interactive communications from the FDA regarding device development and clinical trial protocols, all the way through to commercialization decisions.

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

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

•
untitled letters, warning letters, it has come to our attention letters, fines, injunctions, consent decrees and civil penalties;
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
•
criminal prosecution.

Current FDA Regulatory Status

We currently have regulatory clearances required to market the Tablo Hemodialysis System in the U.S. for use in patients with acute and/or chronic renal failure, with or without ultrafiltration, in an acute or chronic care facility. The Tablo Hemodialysis System is also indicated for use in the home and observed by a trained individual. The Tablo Hemodialysis System is not cleared by the FDA for Continuous Renal Replacement Therapy (CRRT), a subtype of hemodialysis intended to be performed without interruption at lower flow and ultrafiltration rates for hemodynamically unstable patients who may not tolerate higher flow or ultrafiltration rates typically associated with conventional dialysis. Treatments must be administered under a physician’s prescription and observed by a trained individual who is considered competent in the use of the device. The FDA’s authorizations for the Tablo System and Tablo Cartridge have thus far been granted as 510(k) clearances.

While the Tablo Hemodialysis System is indicated for use in the home, the FDA notified us that the Tablo System is subject to a mandatory post-market surveillance order under Section 522 of FDCA. The FDA has required that we conduct a human factors study, as well as conduct a detailed analysis of adverse events and complaints from home users. In response to the 522 order, we submitted a simulated human factors test protocol to the agency which leveraged testing from our validation study that was initiated in 2019. In late 2020, the FDA requested additional information and notified us that we will need to conduct a new human factors study encompassing both summative and real-world data to meet the requirements of the 522 order. We responded to the FDA’s requests for additional information in January 2021 and in March 2021, the FDA approved our 522 study protocol. We have made certain changes over time, including software updates, to the Tablo System, including to accommodate patient use in the home. Although we originally documented these changes in memoranda to file, we have submitted a “catch-up” 510(k) application to the FDA which covers these design changes. Once cleared, this 510(k) will be used as the baseline submission for future 510(k) applications for the Tablo System. Because this also is the version of the Tablo System and software that we plan to use in the human factors study, we intend to initiate the human factors study upon FDA clearance. Once we are able to commence, conduct and complete our study, a final report will be provided to the FDA. Should the FDA decide that use of the Tablo System in the home environment identifies new concerns related to the safety and effectiveness of the product, or if the FDA determines that the requirements of the 522 order are otherwise unmet, we may be required to make changes to our Tablo System for which we may need to submit new marketing authorization applications and obtain clearance.

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

The U.S. federal Anti-Kickback Statute is a broad criminal statute that prohibits, among other things, the knowing and willful offer, solicitation, receipt, or payment of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, for the purpose of inducing or rewarding the order, purchase, use or recommendation of items or services that may be paid for, or reimbursed by, in whole or in part, a federal healthcare program, such as Medicare or Medicaid. This includes products, like Tablo, that are not directly reimbursed but are purchased and used in a service paid for by such programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the term “remuneration” has been broadly interpreted to include anything of value. The Affordable Care Act (ACA) healthcare reform legislation specified that any claims submitted as a result of a violation of the federal Anti-Kickback Statute constitute false claims and are subject to enforcement under the federal False Claims Act, which is discussed in more detail below. Government officials have focused recent federal Anti-Kickback Statute enforcement efforts on, among other things, the sales and marketing activities of medical device manufacturers and other healthcare companies, and recently have brought cases against individuals or entities who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. Judgments and settlements of these cases by healthcare companies have involved significant fines and, in some instances, criminal pleas and convictions. Conviction under the federal Anti-Kickback Statue results in mandatory exclusion from participation in the federal healthcare programs, meaning that federal healthcare programs will not reimburse (directly or indirectly) for products or services furnished by the excluded entity or individuals. Violators are subject to, among other things, imprisonment and significant criminal fines for each violation under the Anti-Kickback Statute, plus up to three times the remuneration involved and other civil penalties under the False Claims Act, as discussed in more detail below.

Given the breadth of the federal Anti-Kickback Statute, and to allow innocuous or beneficial arrangements that may otherwise implicate the law, there are statutory exceptions and regulatory safe harbors that protect certain arrangements from liability under the law when all elements of an applicable exception or safe harbor are met. However, these exceptions and safe harbors are narrowly drawn, and there is no exception or safe harbor for many common business activities like educational grants or reimbursement support programs. Given that the Anti-Kickback Statute is an intent-based law, the failure of a transaction or arrangement to fit precisely within an exception or safe harbor does not necessarily mean that it is illegal or that prosecution will be pursued.

Conduct and business arrangements that do not fully satisfy all elements of an applicable exception or safe harbor may result in increased scrutiny by government enforcement authorities such as the Department of Health and Human Services (HHS) Office of Inspector General (OIG). If scrutinized, arrangements that implicate the federal Anti- Kickback Statute that do not fall within an exception or safe harbor, are analyzed by the OIG and other enforcement authorities on a case-by-case basis with review based on the totality of the facts and circumstances to assess whether a given arrangement is prohibited by the federal Anti-Kickback Statute.

The federal civil False Claims Act (FCA) imposes civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, using, or causing to be made or used a false record or statement material to an obligation to pay money to the government, or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. This statute also permits a private individual acting as a “qui tam whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties for each false claim submitted or statement made. Government enforcement agencies and private whistleblowers have investigated medical device manufacturers for, or asserted liability under, the FCA for a variety of alleged inappropriate promotional and marketing activities, including those involving the provision of free product or other items of value to customers, certain financial arrangements with healthcare providers, the provision of billing, coding, and reimbursement advice, and purported “off-label” promotion of products, among other things.

Another key federal healthcare law is the federal healthcare fraud statute, which was added by HIPAA. The federal healthcare fraud statute imposes liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate them in order to have committed a violation.

The Physician Payments Sunshine Act (Sunshine Act) was enacted by Congress in 2010 as part of the Affordable Care Act and was amended in 2018 by the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. The Sunshine Act requires us to collect and report annually certain data on payments and other transfers of value we make to U.S.-licensed physicians, teaching hospitals, and, for reporting beginning January 1, 2022, U.S.-licensed physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants, and certified nurse-midwives. Accordingly, we are required to track certain payments and other transfers of value made to these additional covered recipients during the 2021 calendar year. Manufacturers are also required to report ownership and investment interests held by the physicians described above and their immediate family members. The data are sent to CMS for public disclosure on the Open Payments website. Failure to timely report information in accordance with the Sunshine Act may result in significant financial penalties.

In addition to these federal laws, there are often state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third- party payor, including private insurers; state laws that require medical device companies to comply with the medical device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug and device manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities. In some states, applicable state anti-kickback laws apply with respect to all payors, including commercial health insurance companies.

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

Privacy and Security

In the course of performing our business we obtain personally identifiable information (PII), including health-related information. Numerous federal and state laws and regulations, including HIPAA, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or personal information. Such laws and regulations relating to privacy, data protection, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other laws or regulations. HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, including protected health information (PHI) for certain covered entities, including healthcare providers that submit certain covered transactions electronically, as well as their ‘‘business associates,’’ which are persons or entities that perform a function or provide certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI. HIPAA also imposes breach reporting obligations on such covered entities and their respective business associates. Penalties for failure to comply with a requirement of HIPAA vary significantly depending on the failure and could include civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. The Department of Health and Human Services Office for Civil Rights (OCR) has recently increased its enforcement efforts on compliance with HIPAA, including the security regulations (Security Rule), bringing actions against entities which have failed to implement security measures sufficient to reduce risks to electronic protected health information or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans. We are also required to report known breaches of PHI consistent with applicable breach reporting requirements set forth in applicable laws and regulations. Finally, on December 10, 2020, OCR issued proposed revisions to the Privacy Rule aimed at reducing regulatory burdens that may exist in discouraging coordination of care, including creating an exception to the minimum necessary standard for healthcare coordination, and other proposals to increase patient access to their health information, among other changes. While a final rule has not yet been issued, if adopted, these proposed changes may require us to update our HIPAA policies and procedures to comply with the new requirements.

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. For instance, the California Consumer Privacy Act (CCPA) became effective on January 1, 2020. The CCPA gives California residents new rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for PHI and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. Additionally, a California ballot initiative, the California Privacy Rights Act (CPRA), passed in November 2020, and the majority of the provisions will take effect on January 1, 2023. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Laws similar to the California laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level that may ultimately have conflicting requirements that would further complicate compliance. Further, new health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we handle health-related information, and the cost of complying with these standards could be significant. If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

Additionally, the Federal Trade Commission (FTC) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of health-related and other personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

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

Our business relies on secure and continuous processing of information and the availability of our Information technology (IT) networks and IT resources, as well as critical IT vendors that support our technology and data processing operations. Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication, and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the increased frequency of employees working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. OCR, in partnership with the Healthcare and Public Health Sector Coordinating Council, issued cybersecurity guidelines for healthcare organizations that reflect consensus-based, voluntary practices to cost-effectively reduce cybersecurity risks for organizations of varying sizes. Although these HHS-backed guidelines, entitled “Health Industry Cybersecurity Practices: Managing Threats and Protecting Patients,” are voluntary, they are likely to serve as an important reference point for the healthcare industry, and may cause us to invest additional resources in technology, personnel and programmatic cybersecurity controls as the cybersecurity risks we face continue to evolve.

We regularly monitor, defend against and respond to cyber and other security threats to our networks and other information security incidents. Despite our information security efforts, our facilities, systems, and data, as well as those of our third party service providers, may be vulnerable to privacy and information security incidents such as data breaches, viruses or other malicious code, exploitation of known or unknown vulnerabilities, coordinated attacks, data loss, phishing attacks, ransomware, denial of service attacks, or other security or IT incidents caused by threat actors, technological vulnerabilities or human error. If we, or any of our IT support vendors, fail to comply with laws requiring the protection of sensitive personal information, or fail to safeguard and defend personal information or other critical data assets or IT systems, or if our incident response, containment or mitigation measures are inadequate in the face of a particular data security incident, we may face significant business interruptions, incur reputational damage, and be subject to regulatory enforcement and fines as well as private civil actions. We may be required to expend significant resources in the response, containment, mitigation of cybersecurity incidents as well as in defense against claims that our information security was unreasonable or otherwise violated applicable laws or contractual obligations.

Failure to comply with applicable data protection laws and regulations could result in government enforcement actions (which could include civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Compliance with these laws is difficult, constantly evolving, time consuming, and requires a flexible privacy framework and substantial resources. Compliance efforts will likely be an increasing and substantial cost in the future.

Reimbursement in the Clinic and Home Settings

We sell our Tablo to dialysis clinics. These clinics, in turn, provide equipment and services to the patient and are reimbursed by Medicare, Medicaid, private insurers, and other third-party payors.

Medicare

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

Under the ESRD Prospective Payment System (PPS), CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services, which is broadly defined and includes home dialysis and most drugs. On October 29, 2021, CMS published the final rule for Calendar Year (CY ) 2022, which increased the base reimbursement rate per dialysis treatment to $257.90, an increase of $4.77 over the CY 2021 base rate of $253.13. CMS may adjust the base rate to account for factors that increase the cost of providing dialysis to a certain patient, for example, based on patient factors such as age, body surface area, low body mass index, and certain comorbidities, and based on facility factors like volume and geographic location. With a vast majority of U.S. ESRD patients covered by Medicare, the Medicare reimbursement rate is an important factor in a potential customer’s decision to use the Tablo and limits the fees for which we can sell or rent the Tablo.

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

Beginning January 1, 2021, more dialysis patients enrolled in coverage under a Medicare Advantage plan when changes from the 21st Century Cures Act went into effect. While Medicare Advantage plans must provide at least the same level of coverage for Medicare beneficiaries as traditional Medicare, reimbursement to dialysis facilities is most often higher than traditional Medicare with a wide range of variability in payment rates to providers. Reimbursement rates depend on each Medicare Advantage plan’s contracts and network agreements with each dialysis facility. In CY 2021, Medicare Advantage plans overall saw a 31% increase in enrollment of ESRD patients, with the most significant increases coming from lower income patients who are dually eligible for Medicare and Medicaid.

The CY 2021 Medicare ESRD PPS final rule, among other things, encourages the development of new and innovative home dialysis machines that would give Medicare beneficiaries more dialysis treatment options in the home and improve their quality of life. Specifically, the final rule includes capital equipment in transitional add-on payment adjustments for new and innovative equipment and supplies (TPNIES). For home dialysis equipment CMS provided a pathway for capital related assets to secure TPNIES (CRA). We applied for and received CRA TPNIES in connection with the Tablo Hemodialysis System use by one patient per one machine in the home, pursuant to which Medicare will pay 65% of the Medicare Administrative Contractor-determined pre-adjusted per treatment amount for two calendar years beginning in CY 2022.

Medicaid

Many ESRD patients also have Medicaid coverage that is supplemental to Medicare coverage, that is, it helps cover Medicare Part B coinsurance and items and services not covered by Medicare Part B, but some ESRD patients may have Medicaid as their primary coverage. Because Medicaid is a state-administered program, Medicaid reimbursement for dialysis services varies by state.

Private Insurance

Finally, some patients may have coverage through private insurance, for example through a marketplace plan set up under the Affordable Care Act or through an employer or union group health plan. Private insurance reimbursement is generally higher than government reimbursement, but it varies by sponsor and plan.

Reimbursement in the Critical Care Setting

For Medicare patients, both acute kidney failure and fluid overload therapies provided in an in-patient hospital setting are reimbursed under the Medicare Severity Diagnosis Related Group System (MS-DRG). Under this system, reimbursement is determined based on a patient’s diagnoses, demographics, and procedures furnished during the stay, and is intended to cover all of the hospital’s costs of treating the patient. Longer hospitalization stays and higher labor needs, which are typical for patients with acute kidney failure and fluid overload, must be managed for care of these patients to be cost-effective. Similar to dialysis clinics that are reimbursed by Medicare under the ESRD bundled payment methodology, we believe that there is a significant incentive for hospitals to find the most cost-efficient way to treat these patients in order to improve hospital economics for these therapies.

In the in-patient setting under Medicare, dialysis and UF are not directly reimbursed, but rather are paid for out of the in-patient MS-DRG for a patient’s admission. In most cases, AKI or fluid overload requiring dialysis or ultrafiltration will increase the severity of the underlying diagnosis, and therefore could result in higher reimbursement than those cases without dialysis. Given dialysis is a “fixed cost” for providers within the MS-DRG, we believe that there is significant motivation for providers to attempt to reduce costs associated with dialysis in order to improve overall service line profitability.

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

There have been judicial and Congressional challenges to various elements of the Affordable Care Act, as well as efforts to modify certain aspects of the Affordable Care Act. For example, Congress eliminated, starting January 1, 2019, the tax penalty for not complying with the Affordable Care Act’s individual mandate to carry health insurance. The Further Consolidated Appropriations Act of 2020, Pub. L. No. 116-94, signed into law December 20, 2019, fully repealed the Affordable Care Act’s “Cadillac Tax” on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share (repeal effective in 2021), and the medical device excise tax on non-exempt medical devices. The American Rescue Plan of 2021, Pub. L. No. 117-2, enacted on March 11, 2021, temporarily increased premium tax credit assistance for those eligible for subsidies for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. It is unclear efforts to challenge, or modify, or alter the implementation or interpretation of the Affordable Care Act will affect our business, financial condition and results of operations.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, resulted in reductions in payments to Medicare providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect into 2031 unless additional Congressional action is taken, with the exception of a temporary suspension of the 2% cut in Medicare payments from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. The law provides for 1% Medicare sequestration in the second quarter of 2022 and allows the full 2% sequestration thereafter until 2030. To offset the temporary suspension during the COVID-19 pandemic, in 2030, the sequestration will be 2.25% for the first half of the year, and 3% in the second half of the year. As long as these cuts remain in effect, they could adversely impact payment for any products we may commercialize in the future. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years.

Moreover, other legislative and executive actions have encouraged the development of new payment and care models for ESRD patients. For example, an executive order signed in July 2019 directed the Secretary of HHS to develop, among other things, Medicare payment models designed to identify and treat at-risk populations earlier in disease development, and in connection with the executive order, HHS announced a goal of having 80% of new ESRD patients in 2025 either receive dialysis at home or receive a transplant. CMS subsequently published a final rule on September 29, 2020, among other things, to implement the End-Stage Renal Disease Treatment Choices (ETC) Model. The ETC Model is a mandatory payment model that adjusts certain Medicare payments to selected ESRD facilities, nephrologists, and other clinicians managing beneficiaries with ESRD starting January 1, 2021 and continuing through June 30, 2027. Specifically, the ETC Model will adjust ESRD facilities’ treatment base rates under the ESRD Prospective Payment System and managing clinicians’ monthly Medicare capitation payments to incentivize greater use of home dialysis and kidney transplants. CMS is also preparing to implement the Kidney Care Choices Model, a voluntary Medicare payment model with four distinct payment options designed to help providers reduce costs and improve quality of care for patients with late-stage chronic kidney disease and ESRD, to delay the need for dialysis and to encourage kidney transplantation. The first performance year of the Kidney Care Choices Model began on January 1, 2022. Finally, the Chronic Kidney Disease Improvement in Research and Treatment Act was introduced in the U.S. Senate (S. 1971) on June 8, 2021 and in the U.S. House of Representatives (H.R. 4065) on June 23, 2021. The Jack Reynolds Memory Medigap Expansion Act (HR 1676) was introduced in the U.S. House of Representatives on March 9, 2021. If enacted, either bill would guarantee access to Medigap insurance policies to all ESRD Medicare beneficiaries regardless of age. The Chronic Kidney Disease Improvement in Research and Treatment Act would also, among other policy changes, allow patients with ESRD to retain private insurance as their primary payer for an additional 12 months, and require CMS to adjust the ESRD PPS bundled rate when the current rate would not cover the cost of adding a new drug, biologic, or other technology into the bundle after the transitional payment period ends. Changes to the models of patient care, including an increased focus on treatments earlier in disease progression, may adversely affect our customers’ businesses and potentially decrease the demand for our product or result in additional pricing pressures. Further, with home dialysis as a growing trend in the industry and issuance of the executive order and the ETC Model final rule, a failure to implement our expansion into home dialysis could have a material adverse impact on our business.

We believe that there will continue to be proposals and other actions by legislators and other policymakers at both the federal and state levels, and by regulators and third-party payors to reduce costs and/or expand individual healthcare coverage. Changes to federal and state legislatures and executive offices following the November 2020 elections have resulted in and will likely continue to result in further healthcare policy changes. For example, on January 28, 2021, President Biden issued the “Executive Order on Strengthening Medicaid and the Affordable Care Act,” which, among other things revoked certain executive orders of the previous administration, stated that it is the current administration’s policy “to protect and strengthen Medicaid and the ACA and to make high-quality healthcare accessible and affordable for every American,” and directed heads of relevant executive departments and agencies immediately to review agency actions to determine whether any such actions are inconsistent with this policy. Additionally, on July 9, 2021, President Biden issued an executive order to promote competition in the American economy, including in the healthcare sector. Among the provisions in the executive order was a directive to HHS to standardize plan options in the national health insurance marketplaces (i.e., the Exchanges) to facilitate improved comparison shopping for insurance plans. Other actions by the Biden administration, the Congress, state governments, and third-party payors could impact our business in ways that are difficult to predict but that could have a material adverse effect on our business and financial condition. For example, certain of these changes could impose additional limitations on the rates we will be able to charge for our current and future products or the amounts of reimbursement available for our current and future products from governmental agencies or third-party payors. Current and future healthcare reform legislation and policies could also have a material adverse effect on our business and financial condition.

Human Capital Resources

As of December 31, 2021, we had 444 full-time employees, with 48% in our field sales and service teams and 52% in the rest of the company. Our workforce hails from across industries, including technology, medical devices, life sciences and retail management.

As of December 31, 2021, our manufacturing facility in Tijuana, Mexico had 149 full-time team members on-site across quality, engineering, manufacturing, supply chain, and support functions. TACNA facilitates the hiring of new team members and is responsible for human resource functions and payroll processing.

There are no unions represented within our employee base and no members of our workforce are covered under collective bargaining agreements.

In October 2021, we published our inaugural Environmental, Social, and Governance (ESG) Report (ESG Report) which is available on our website at https://investors.outsetmedical.com/environmental-social-and-governance and includes more detailed information on our human capital programs and initiatives. Nothing contained on or accessible through our website, including our ESG Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.

Talent and Pay Philosophies

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

Performance Management, Career Development and Engagement

We believe that preparing our employees for growth and development is a key business activity and managers have two key performance conversations a year with their team members. Our year-end conversation, “Yearbook,” is focused on evaluating the success and learnings of the past year. Our mid-year conversation, “Passport,” is focused on skill development and future growth opportunities.

We have a formalized practice around performance development and have numerous avenues for employees to gain experience, exposure and build new skills. For example, we have invested in various training and development opportunities for our employees including programs taught by internal leaders, development sessions led by external speakers, and access to on-demand learning resources.

We strongly believe in growing from within and have numerous avenues for in-role stretch assignments, cross-group short assignments, internal mobility, and promotions. In addition, we conduct employee surveys to monitor employee engagement and identify areas of focus for our human capital management. Information on the results of these surveys is included in our ESG Report.

Diversity, Equity and Inclusion Strategy

We are committed to creating and nurturing an inclusive workplace, where everyone feels respected, valued, and included – not only because it’s the right thing to do, but also because we strongly believe that it’s vital to our success and crucial to fully support the diverse communities we serve. We embrace diversity and equal opportunity in an intentional way. We are committed to building a team that represents a variety of backgrounds, perspectives, and skills. We believe that creating an environment where employees feel comfortable to speak up and share ideas means we all do great work.

In mid-2020, we brought together an engaged group of employees to design our diversity, equity and inclusion strategy. We defined three key areas of focus: 1) raising awareness of racial disparities in kidney care, 2) impactful community outreach with students to advocate for careers in the medical device industry, and 3) providing internal education on bias. We continued to actively pursue these three areas of focus in 2021, and intend to do so moving forward.

Additional information on our diversity, equity and inclusion strategy, including data regarding our U.S. workforce and new hire demographics by gender and ethnicity, are publicly disclosed in our ESG Report.

Employee Health and Safety

At Outset, safety is a priority and is part of everyone’s job. We are committed to providing a safe workplace and we comply with applicable health and safety laws and regulations. We strictly prohibit any violent or threatening behavior on our premises or during any work-related activities. Our employees participate in applicable emergency response training and periodic drills to help maintain awareness of security, safety and emergency response protocols.

We determined early in the COVID-19 outbreak that supporting, educating and keeping our workforce safe was paramount. We moved quickly to connect with and help our employees so we could continue our business operations and provide ongoing support for our patient population. Since we qualified as an essential business, we continued to operate our facility in San Jose, California through the shelter-in-place orders, and immediately categorized our workforce based on the essentialness of working onsite. For roles that required employees to be physically onsite, such as our R&D and manufacturing technical staff, we implemented infection control procedures, social distancing protocols, increased sanitization standards, personal protective equipment, and daily temperature checks. When COVID-19 testing became available, we implemented onsite testing in our facilities. We also provided vaccination clinics at each of our facilities to make it convenient for our workforce to receive COVID-19 vaccinations once available. During the third quarter of 2021, we defined a policy requiring our customer-facing and on-site employees to be fully vaccinated by October 2021, subject to religious and medical exemptions. With nearly all our employees now vaccinated, we have begun to move toward more normal operations in accordance with local guidelines, including resuming more on-site activity to increase productive collaboration while continuing to prioritize employee safety. For employees working on-site, we continue to follow masking protocols consistent with evolving health and safety guidelines, facilitate social distancing and practice increased sanitizing standards.

Corporate Information

We were incorporated in the State of Delaware in 2003 under the name Home Dialysis Plus, Ltd. We changed our name to Outset Medical, Inc. in January 2015. Our principal executive offices are located at 3052 Orchard Dr., San Jose, California 95134, and our telephone number is (669) 231-8200.

Available Information

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with the Securities and Exchange Commission (SEC). Our website address is www.outsetmedical.com. Information on our website is not part of this report. The SEC maintains a website that contains the materials we file with the SEC at www.sec.gov.

Information About Our Executive Officers

The following table sets forth information concerning our executive officers and directors as of the date of this Annual Report:

Name	Age	Position(s)
Executive Officers
Leslie Trigg	51	President, Chief Executive Officer and Chair of the Board
Nabeel Ahmed	46	Chief Financial Officer
John L. Brottem	48	General Counsel and Secretary
Stacey Porter	47	Chief People Officer
Jean-Olivier Racine	40	Chief Technology Officer
Martín Vazquez	52	Chief Operating Officer
Steve Williamson	49	Chief Commercial Officer

Leslie Trigg

Leslie Trigg has served as our President and Chief Executive Officer and a member of our board of directors since November 2014 and as Chair of our Board since February 2022. Ms. Trigg joined the Company from Warburg Pincus, a private equity firm, where she was an Executive in Residence from March 2012 to March 2014. Prior to that, Ms. Trigg served in several roles at Lutonix (acquired by CR Bard), a medical device company, from January 2010 to February 2012, most recently as Executive Vice President, and as Chief Business Officer of AccessClosure (acquired by Cardinal Health), a medical device company, from September 2006 to June 2009. She also previously held positions with FoxHollow Technologies (acquired by ev3/Covidien), a manufacturer of devices to treat peripheral artery disease, Cytyc, a diagnostic and medical device company, Pro-Duct Health (acquired by Cytyc), a medical device company, and Guidant, a cardiovascular medical device company. Ms. Trigg has served on the board of directors of Adaptive Biotechnologies Corporation, a biotechnology company, since March 2021, and on the board of directors of ARYA Sciences Acquisition Corp IV, a special purpose acquisition company, since March 2021. Ms. Trigg also serves on the board of directors of the Medical Device Manufacturers Association. Ms. Trigg holds a B.S. degree from Northwestern University and an M.B.A. from The Haas School of Business, UC Berkeley.

Nabeel Ahmed

Nabeel Ahmed has served as our Chief Financial Officer since August 2021. Mr. Ahmed joined the Company in May 2020 as Vice President, Controller, was named Vice President, Finance in May 2021, and was appointed as Interim Chief Financial Officer effective July 2021. Prior to joining the Company, Mr. Ahmed served as Vice President, Finance at 8x8, Inc., a communications platform provider, from April 2019 through January 2020, and as Vice President, Finance at Vocera Communications, Inc., a provider of clinical communication and workflow solutions, from December 2014 through April 2019. Prior to that, he held various leadership positions in accounting and finance, including as CFO at Wanderful Media from 2013 to 2014, as well as Vice President, Finance and then CFO at MarketTools, Inc. from 2009 to 2012. Earlier in his career, Mr. Ahmed held various positions of increasing responsibility at Ernst & Young LLP from 1997 to 2004 and at eBay, Inc. from 2004 to 2008. Mr. Ahmed holds a Bachelor of Commerce from Laurentian University and an M.B.A. from The Wharton School, University of Pennsylvania.

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

Stacey Porter

Stacey Porter has served as our Chief People Officer since October 2021. Ms. Porter joined the Company in November 2018 as Vice President, People Operations. Prior to joining the Company, Ms. Porter served as Head of Global Talent Development at Intuitive Surgical, Inc., a manufacturer of robotic surgical systems, from October 2012 to November 2018. Prior to that, Ms. Porter held various leadership positions in talent development, including as Director, Global Talent Development at VMware, Inc. from 2011 to 2012, and as Head of Learning and Development at Roche Pharmaceuticals from 2005 to 2009. Ms. Porter holds a B.A. from University of Kentucky and a MSW from University of Louisville.

Jean-Olivier Racine

Jean-Olivier Racine has served as our Chief Technology Officer since June 2021. Mr. Racine joined the Company from Amazon.com, Inc., an electronic commerce and cloud computing company, where he served in a number of roles: as Head of Engineering and Science, AWS Health AI from June 2020 to June 2021, Head of Cloud Services and Alexa, Halo (a health wearable device) from October 2018 to June 2020, as Head of Digital Media Catalog Services, Fire TV from January 2013 to October 2018, and as Fluidity and Performance Lead, Fire Tablet, Launcher and Platform from November 2011 to February 2013. Prior to that, Mr. Racine was a Senior Programmer-Analyst at the Montréal Exchange from January 2011 to November 2011, and a Projects Leader at NexGen Ergonomics, Inc. from January 2008 to January 2011. Mr. Racine holds a B.Eng. degree and a M.Eng. degree from École de Technologie Supérieure.

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
•
Concentration of our revenues in a single product and concentration of a large percentage of our revenues from a limited number of customers
•
Our ability to expand into the home hemodialysis market
•
Our reliance on third-party suppliers, including single source suppliers and contract manufacturers, and our ability to overcome manufacturing disruptions, including any supply chain disruptions resulting from the ongoing COVID-19 pandemic
•
The impact of the ongoing COVID-19 pandemic, natural or man-made disasters and similar events on our business
•
Our ability to ensure strong product performance and reliability, offer high quality support, and ensure proper training and use of Tablo
•
Our ability to continue innovating and improving Tablo
•
Our ability to compete effectively
•
Our ability to effectively manage privacy, information and data security risks, including our ability to adequately defend against, respond to and manage increasingly sophisticated cyberattacks in an increasingly complex cyber ecosystem
•
Our ability to manage our growth, including maintaining and growing our sales and marketing organization
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
•
Cost containment efforts of our customers, purchasing groups and government organizations

Risks Related to Government Regulation

•
Our compliance with FDA and other medical device regulations applicable to our products and operations, including our ability to: comply with the post-market surveillance order recently issued by the FDA for Tablo; obtain and maintain necessary FDA regulatory clearance or approvals for Tablo, related products, or any future product modifications or new products; comply with ongoing FDA requirements, including related to the manufacturing, marketing and promotion of our products, and the ability of our suppliers to so comply; and manage the risks and expenses associated any clinical trials necessary to support future product submissions to the FDA
•
Impact of potential changes to reimbursement rates for dialysis treatments or healthcare reform measures
•
Impact of potential adverse medical events associated with Tablo, product failures or malfunctions, or our failure to report such events to the FDA
•
Our ability to comply with various laws and regulations regarding healthcare, data privacy and security, and environmental and occupational safety

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
•
Impact of future issuances of securities
•
Our organizational documents include certain provisions that may make a change of control more difficult, as well as exclusive forum requirements

General Risks

•
General economic and financial market conditions
•
Substantial resources associated with operating as a public company, and our ability to maintain effective internal control over financial reporting and disclosure controls and procedures
•
Our ability to attract and retain key personnel and maintain our corporate culture
•
Risks associated with potential future acquisitions or investments
•
Our ability to comply with anti-corruption, anti-bribery, anti-money laundering and similar laws
•
Our estimates or judgments relating to our critical accounting policies
•
Expectations relating to ESG factors

The summary risk factors described above should be read together with the text of the full risk factors below and the other information set forth in this Annual Report, including our financial statements and the related notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also arise and materially impact our business. If any of these risks occur, our business, results of operations and financial condition could be materially and adversely affected and the trading price of our common stock could decline.

Risks Related to our Business and Industry

We have a history of net losses, and we expect to continue to incur losses for the foreseeable future. If we ever achieve profitability, we may not be able to sustain it.

We have incurred losses since our inception and expect to continue to incur significant net losses for the foreseeable future. We have incurred net losses of $131.9 million, $121.5 million and $68.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had $372.8 million in cash, cash equivalents, restricted cash and short-term investments, and an accumulated deficit of $626.0 million. Based on our current planned operations, we expect our existing cash, cash equivalents and short-term investments, and cash generated from revenues from our products and services, will be sufficient to meet our anticipated needs for at least the next 12 months from the date of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

We expect that our sales and marketing, research and development, regulatory and other expenses will continue to increase as we expand our marketing efforts to increase adoption of Tablo, expand existing relationships with our customers, obtain regulatory clearances or approvals for future product enhancements to Tablo, and conduct clinical trials on Tablo. In addition, we expect our general and administrative expenses to increase due to the additional costs associated with scaling our business operations as well as our status of being a public company, including due to legal, accounting, insurance, exchange listing and SEC compliance, investor relations and other expenses. As a result, we expect to continue to incur operating losses and may never achieve profitability. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations.

Our ability to achieve sustainable gross margins depends on the success of our initiatives designed to reduce the cost of manufacturing and producing Tablo devices.

We partner with contract manufacturers in the production of the Tablo cartridge. Until early 2021, we exclusively relied on a contract manufacturer based in California for the production of the Tablo console, which resulted in higher costs associated with labor and component parts. As part of a number of initiatives designed to reduce the cost of producing Tablo devices, we established a new manufacturing facility for the production of Tablo consoles in Tijuana, Mexico which we operate in collaboration with our outsourced business administration service provider, TACNA, enabling us to insource Tablo console manufacturing at this new facility in early 2021. In addition, in the fourth quarter of 2021, we have qualified a second source to increase Tablo cartridge production through a new manufacturing partner in Mexico. Moving Tablo console production to Mexico has lowered our costs of manufacturing and producing consoles, and we anticipate that transitioning cartridge production to our new second source located in Mexico will help mitigate supply chain challenges and reduce the need for costly and capacity-constrained air freight delivery of the cartridges. However, there is no guarantee that we will be able to sustain cost reductions or achieve planned cost reductions from our various cost savings initiatives. For example, we may be unable to sustain the savings associated with our manufacturing facility with TACNA, or the savings we anticipate will result from our second source of Tablo cartridges in Mexico, may not be as significant as projected or realized within the timeframe we currently estimate. There may also be unforeseen occurrences that increase our costs, such as increased prices of the components of Tablo, changes to labor costs, less favorable terms with third party suppliers or contract manufacturing partners, or disruptions to the operations of our contract manufacturers or third party suppliers including as a result of the ongoing COVID-19 pandemic. For example, during the fourth quarter of 2021, supply chain disruptions exacerbated by COVID-19 outbreaks and protocols escalated, and we have faced increased supply constraints, which increased freight costs associated with the transportation of Tablo cartridges. See the risk factor below entitled “We depend upon third-party suppliers, including contract manufacturers and single source suppliers, making us vulnerable to supply problems and price fluctuations.” Our ability to maintain Tablo’s pricing is dependent on our customers’ recognition that the benefits outweigh the higher upfront purchase price. If we are unable to reduce our costs, if cost reductions are less significant or less timely than projected or if we are unable to maintain Tablo’s pricing, we will not be able to achieve sustainable gross margins, which would adversely affect our ability to invest in and grow our business and adversely impact our business, financial condition and results of operations.

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

In March 2020, Tablo was cleared by the FDA for patient use in the home of patients with acute and/or chronic renal failure, with or without ultrafiltration, and we intend to expand within the home market. However, this goal is subject to certain risks, including our ability to attract, retain and manage patients. Our business strategy, including our pricing of Tablo, while informed by our limited history of selling Tablo in the home care setting, continues to be based in part on certain assumptions about the adoption of Tablo by home dialysis patients, as well as patient retention. If these assumptions about the home market are inaccurate and we are unable to increase our share of the home dialysis market by attracting new patients, or retain such market share once achieved, we would need to significantly change certain aspects of our business strategy, including the pricing of the Tablo console, associated consumables and support and maintenance, which could adversely affect our business, financial condition and results of operations.

Our limited experience in the distribution, logistics and service support that relate to the use of Tablo in the home care setting may also negatively impact our ability to generate revenue from home-based dialysis. Currently, the provision of in-clinic and home dialysis is largely dominated by DaVita Inc. (DaVita) and Fresenius, and our expansion within the home dialysis market is dependent on our ability to grow new home programs with health systems and innovative dialysis clinic partners. In addition, patients and their care partners using Tablo for home dialysis may not successfully operate Tablo or may require increased service and support from us. Moreover, given the home dialysis market remains a relatively novel one for us, we also face the risk that we may encounter difficulties whose precise nature or magnitude we cannot accurately predict at this time, but which may have a material adverse effect on our business, financial condition or results of operations.

We depend upon third-party suppliers, including contract manufacturers and single source suppliers, making us vulnerable to supply problems and price fluctuations.

We rely on third-party suppliers, including in some instances single source suppliers, to provide us with certain components of Tablo. The number of suppliers feeding into Tablo console production is in excess of 250 worldwide. We consider approximately 9% of these suppliers, located in the United States, Europe and China, as critical providers of components such as pumps, motors, valves and Printed Circuit Board Assembly (PCBA) boards. While we are undertaking a second source qualification process for the majority of these critical components, we may not ultimately be successful in securing second sourcing for all of them.

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

Additionally, surges and shifts in consumer demand as the economy reopens, further exacerbated by COVID-19 outbreaks and protocols, have strained the global freight network and placed significant stress on air, ocean and ground freight carriers. This has resulted in labor shortages, container and chassis shortages, reduced carrier capacity, carrier delays and longer lead times, shipment receiving and unloading backlogs at many U.S. ports, and escalating freight costs. During the fourth quarter of 2021, these supply chain disruptions escalated, and we are facing increased supply chain constraints, notably with the transportation of Tablo cartridges from our contract manufacturing partner in Southeast Asia. As a result, we have faced, and may continue to face, increased transportation and related costs associated with delivering adequate supply of Tablo treatments to our customers. In the fourth quarter of 2021, we have qualified a second source to increase Tablo cartridge production through a new manufacturing partner in Mexico. While we anticipate that this second source will help mitigate supply chain challenges and reduce the need for costly and capacity-constrained air freight delivery of the cartridges, there is no assurance that we will not continue to face supply chain constraints. Continued escalation of these supply chain disruptions and a sustained rise in freight costs could negatively impact our ability to meet customer demand on a timely basis, result in customer dissatisfaction and adversely impact our operating margins and results of operation.

We may experience manufacturing disruptions, and our transition to manufacturing our Tablo consoles and the majority of Tablo cartridges outside of the United States subjects us to additional risks associated with international manufacturing operations.

We continue to rely on contract manufacturing partners for the production of the Tablo cartridge. If any of our contract manufacturing partners’ facilities were disrupted, by labor disputes, work stoppages, public health crises including the ongoing COVID-19 pandemic, riots, terrorism, vandalism, cyber security attacks, natural disaster or otherwise, it could cause substantial delays in our operations and we may not have a sufficient number of Tablo consoles or Tablo cartridges in inventory to fulfill orders. Further, to the extent we seek to renew or renegotiate our arrangements with any of our contract manufacturing partners, and cannot agree to the terms and conditions of future contract manufacturing arrangements, or if any of our contract manufacturing partners terminate existing agreements with us, our ability to produce and sell Tablo could be delayed until an alternative manufacturing partner or arrangement is identified, a new contract manufacturing agreement is negotiated and new production lines are established.

In addition, we established a new manufacturing facility in Tijuana, Mexico which we operate in collaboration with our outsourced business administration service provider, TACNA, for the production of the Tablo console. Under our arrangement with TACNA, we control the operations, engineering, quality and materials supply functions at the new facility, while TACNA provides manufacturing space, the workforce, utilities, cross-border logistics, local permits and licenses. With the establishment of our new manufacturing facility in Tijuana, Mexico and the transfer of the production of a majority of the Tablo cartridge to a new contract manufacturing partner in Tijuana, Mexico, the manufacturing of the Tablo console and a majority of the Tablo cartridge is currently located in Tijuana, Mexico. We are subject to a number of additional risks associated with operating our Mexico-based manufacturing facility and increased international manufacturing operations generally. We may experience strikes, work stoppages, work slowdowns, high personnel turnover, grievances, complaints, claims of unfair labor practices, other collective bargaining disputes or other labor disputes at our new facility. Our manufacturing operations at the new facility may also suffer disruptions from global or regional public health crises such as the ongoing COVID-19 pandemic, natural disasters, cyber security attacks, vandalism, terrorism or other political hostilities. Any such occurrences could negatively impact our ability to produce the Tablo console. We are also subject to a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to importation, exportation and taxation of goods, and U.S. laws and regulations relating to foreign operations, including anti-corruption, anti-bribery and anti-money laundering laws. In addition, because certain of our Mexico-based manufacturing operations incur costs that are denominated in Mexican Pesos (MXN), we are exposed to additional risk of currency fluctuations between the U.S. dollars (USD) and MXN, which could increase our product and labor costs, thus reducing our gross profit. Moreover, while certain members of our management team have some manufacturing experience, as an organization, we do not have any prior experience in this type of manufacturing arrangement, and we could accordingly experience other risks, the nature and magnitude of which we are unable to assess precisely at this time. Furthermore, changes in export or import regulation and other trade barriers and uncertainties may disrupt our Mexico-based manufacturing operations, and may cause us to be unable to meet customers’ demand and adversely impact our results of operations.

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the ongoing COVID-19 pandemic, could adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. For example, the COVID-19 pandemic continues to persist and precautionary measures designed to contain the spread and mitigate the impact of COVID-19, such as travel restrictions, “shelter-in-place” orders, quarantines and business shutdowns, have impacted many of the regions in which we, our customers and our suppliers operate. Moreover, new or more restrictive measures have and may continue to be adopted or reimposed if the pandemic worsens or evolves, including due to new variants of the COVID-19 virus such as the Delta and Omicron variants. Disruptions or potential disruptions to our business from COVID-19 or a future pandemic include the inability of our suppliers to manufacture components and parts and to deliver these to us on a timely basis, or at all; disruptions in our production schedule and ability to manufacture and assemble products; inventory shortages or obsolescence; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business; delays in growing or reductions in our sales organization, including through delays in hiring, lay-offs, furloughs or other losses of sales representatives; business adjustments or disruptions of or to certain third parties, including suppliers and customers; delays to any clinical trials we are conducting or plan to conduct; delays in our ability to timely submit 510(k) notifications or PMAs or PMA supplements, as applicable, and to obtain clearance or approval from the FDA to market our products; and additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture Tablo.

For example, in response to the COVID-19 pandemic, we made modifications to our normal operations, employing precautionary measures designed to help protect our employees while providing ongoing support for our customers and their patients. Among other measures, we restricted non-essential travel of our employees and asked the majority of our employees to work from home. With nearly all our employees now vaccinated, we have begun to move toward more normal operations in accordance with local guidelines, including resuming more on-site activity to increase productive collaboration while continuing to prioritize employee safety. For employees working on-site, we continue to follow masking protocols consistent with evolving health and safety guidelines, facilitate social distancing and practice increased sanitizing standards. Notwithstanding recent trends that have allowed us to return to more on-site activity, we may experience future disruptions as a result of the ongoing COVID-19 pandemic that could adversely impact the health and availability our workforce, particularly in light of insufficient vaccination of the general population and the emergence of new variants. If significant or critical portions of our workforce are unable to work effectively, or at all, as a result of the COVID-19 pandemic, including because of illness, quarantines, facility closures, ineffective remote work arrangements or technology failures or limitations, our operations would be materially adversely impacted. In addition, to the extent dialysis providers, including outpatient dialysis clinics, reduce demand for our products due to COVID-related patient deaths, our business would be adversely impacted.

Moreover, healthcare providers (including our existing and prospective customers) are facing a nationwide shortage of qualified nurses and other clinical personnel due to long-term trends that have been exacerbated by the COVID-19 pandemic. As competition for these healthcare professionals has intensified, providers are facing increased difficulties attracting and retaining skilled clinical personnel, resulting in increased costs, staffing shortages, and other disruptions. These challenging labor market conditions in the healthcare industry have been heightened by the increased demand for, and demand upon, nurses and other staff resulting from the ongoing pandemic. There is a risk that the increased costs and other disruptions caused by the shortage of dialysis nurses, technicians and other staff could cause existing or prospective customers to delay continued investment in or adoption of new technologies and postpone purchasing decisions. If our customers continue to face prolonged volatility, uncertainty, and staffing shortages, whether due to the pandemic or otherwise, it could ultimately adversely impact our ability to expand existing customer relationships or attract new customers of Tablo, and have a material adverse effect on our revenues, results of operations, and future growth.

How long the pandemic, and measures intended to contain the spread of COVID-19, will continue remains uncertain and depends on ongoing developments, including but not limited to any resurgences of the virus including emerging variant strains, federal, state, and local government actions taken in response, and continued availability, effectiveness and public acceptance of

COVID-19 vaccines, as well as the extent and duration of the effect on the economy and how quickly and to what extent normal economic and operating conditions can resume. Additionally, the duration and severity of disruptions in the global supply chain, largely driven by high demand as the economy reopens and the ongoing impact of the pandemic, also remain uncertain and depend on various factors, including the effectiveness of recent government actions intended to mitigate these disruptions. As a result, we cannot predict what effect COVID-19, the associated containment measures, and the related supply chain disruptions will ultimately have on our business and result of operations.

While the potential economic impact brought by and the duration of any pandemic, epidemic or outbreak of an infectious disease, including COVID-19, may be difficult to assess or predict, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could result in a reduction in our ability to access capital and delays in payments of outstanding receivables that could adversely affect our liquidity. In addition, a recession or market correction resulting from the spread of an infectious disease, including COVID-19, could materially affect our business. Such economic recession could have a material adverse effect on our long-term business. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We need to ensure strong product performance and reliability to maintain and grow our business.

We need to maintain and continuously improve the performance and reliability of Tablo to achieve our profitability objectives. Poor product performance and reliability could lead to customer dissatisfaction, adversely affect our reputation and revenues, and increase our service and distribution costs and working capital requirements. Software and hardware incorporated into Tablo may contain errors or defects, especially when first introduced and while we have made efforts to test this software and hardware extensively, we cannot assure that the software and hardware, or software and hardware developed in the future, will not experience errors or performance problems. In addition, with our transition to manufacturing Tablo consoles at our facility in Tijuana, Mexico operated in collaboration with TACNA, we are more exposed to risks relating to product quality and reliability until the manufacturing processes mature. Like all transitions of this nature, they could increase our costs in the near-term and accordingly adversely affect our business, financial condition and results of operations.

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

We face competition from many sources, including larger companies and new entrants, and we may be unable to compete successfully.

There are a number of dialysis machine manufacturers in the United States, Europe and Asia. Notable competitors in the United States include Fresenius, Baxter and B. Braun. In addition, Quanta Dialysis Technologies Ltd’s (Quanta) dialysis system received FDA 510(k) clearance for use in acute and/or chronic settings. Of these competitors, Fresenius is the largest and it supplies dialysis products, operates a significant number of dialysis clinics and provides outsourced dialysis services in many hospitals. Fresenius, Baxter and B. Braun all supply machines and supplies in both the acute and home care settings. With the exception of Quanta, all of these organizations are currently significantly larger with greater financial and personnel resources than us, enjoy significantly greater market share than ours and have greater resources than we do. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can. Additionally, companies with dialysis machine development programs include Medtronic and CVS. Some of our competitors have:

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

In connection with various facets of our business, we collect and use a variety of personal information as part of the Tablo data ecosystem, such as name, mailing address, email addresses, mobile telephone number, location information, and prescription information. Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers, suppliers or other partners. Despite the implementation of security measures, our internal computer systems and those of our third-party service providers, suppliers and other partners are vulnerable to damage from computer viruses, hacking and other means of unauthorized access, denial of service and other attacks, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Further, as a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who may continue to work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition to unauthorized access to or acquisition of personal information, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. Any failure to prevent or mitigate security breaches or improper access to, or use or disclosure of, our data or consumers’ personal information, including information hosted by third party service providers such as Amazon Web Services (AWS), could result in significant liability under applicable data protection laws, such as state breach notification laws and the HIPAA and its implementing regulations. Such an incident may also cause a material loss of revenue from the potential adverse impact to our reputation and brand, affect our ability to retain or attract new users of Tablo and potentially disrupt our business, as well as require significant expenditure of resources to contain, mitigate and remediate the incident. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently or may be designed to remain dormant until a predetermined or other future event and often are not recognized until launched against a target, we and our partners may be unable to anticipate these techniques or to implement adequate preventative measures. Further, we do not have any direct control over the operations of the facilities or technology of AWS or our other cloud and service providers. Our systems, servers and platforms, those of our cloud service providers, and Tablo’s two-way wireless communication system, may be vulnerable to computer viruses or physical or electronic break-ins that our or their security measures may not detect or effectively block, and may be breached due to the actions of outside parties, employee error or misconduct, malfeasance, or a combination of these and, as a result, an unauthorized party may obtain access to our data or the personal information maintained by us or on our behalf. Additionally, outside parties may attempt to fraudulently induce employees to disclose sensitive information in order to gain access to the data and personal information we maintain. Threat actors, including individuals, criminal groups, state sponsored actors or others may be able to circumvent such security measures and misappropriate our confidential or proprietary information, disrupt our operations, corrupt our data, damage our computers or otherwise impair our reputation and business. We may need to expend significant resources and make significant capital investment to protect against security breaches or to mitigate the impact of any such breaches. In addition, to the extent that our cloud and other service providers experience security breaches that result in the unauthorized or improper use of confidential information, employee information or personal information, we may not be indemnified for any losses resulting from such breaches. If we are unable to prevent or mitigate the impact of such security breaches or other cyber events that impact our operations, our ability to attract and retain new customers, patients, and other partners could be harmed, as they may be reluctant to entrust us with their data, and we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business or other adverse consequences.

We may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2021, we had 444 full-time employees. Over the next several years, we expect to increase significantly the scope of our operations, particularly in the areas of manufacturing and commercial functions, including sales and marketing, as well as in general and administrative functions to support our growth. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational quality and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to manage the expansion of our operations or recruit and train additional qualified personnel in an effective manner. In addition, the physical expansion of our operations, including the establishment of our manufacturing facility in Tijuana, Mexico, may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our long term growth will require us to shift patients’ and the medical community’s understanding and view of home hemodialysis and will require further increases in the number of patients who adopt home hemodialysis from current levels, physicians who are willing to prescribe home hemodialysis, and dialysis centers that are willing to support home hemodialysis growth. Most dialysis centers presently do not have the infrastructure to support a significant home hemodialysis patient population, including the availability of home hemodialysis training nurses, and may not be motivated to invest in home hemodialysis programs. The nationwide shortage of nurses and other clinical personnel that has been exacerbated by the COVID-19 pandemic poses increased challenges for dialysis centers looking to retain or attract the staff necessary to support a home hemodialysis program. We will need to continue to devote significant resources to expanding the home hemodialysis market, but these efforts ultimately may not be successful.

We have significant customer concentration, with a limited number of customers accounting for a substantial portion of our revenues.

For the year ended December 31, 2021, two customers accounted for 30% and 15% of revenues, respectively. There are risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the level of demand for Tablo that will be generated by any of these customers in the future. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. Furthermore, because our business model consists of an upfront capital purchase by our customers, and relatively lower recurring revenue from future sales of consumables and services, revenues from these larger customers may not represent a substantial portion of our revenues in future periods. These customers could also potentially pressure us to reduce the prices we charge for Tablo, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If any of our largest customers terminates its relationship with us, such termination could negatively affect our revenues and results of operations.

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

Our quarterly and annual results of operation, including our revenue, gross margin, profitability and cash flows, may fluctuate significantly, which makes it difficult for us to predict our future operating results. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual operating results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. These fluctuations may occur due to a variety of factors, including, but not limited to:

•
the level of demand for Tablo, which may vary significantly, our ability to accurately forecast and meet customer demand and the timing of customer orders;
•
the cost of manufacturing Tablo, which may vary depending on the quantity of production, the terms of our agreements with third- party suppliers and manufacturers, costs of raw materials and components, and any related foreign currency impact;
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

•
the impact, if any, that the ongoing COVID-19 pandemic may have on our operations, financial results and the number of patients treated;
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

AWS and our other cloud service providers are not obligated to renew agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with AWS or our other cloud service providers on commercially reasonable terms, if our agreements with AWS or our other cloud service providers are prematurely terminated, or if in the future we add additional data providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new providers. If these providers were to increase the cost of their services, we may have to increase the price of Tablo or take other measures to offset such cost increases, which could have a material adverse effect on our business, financial condition and results of operations.

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

We expect to continue to incur net losses for the next several years and we may require substantial additional capital to finance our planned operations, which may include future equity and debt financings. This additional capital may not be available to us on acceptable terms or at all. Our failure to obtain additional financing when needed on acceptable terms, or at all, could force us to delay, limit, reduce or eliminate our commercialization, sales and marketing efforts, product development programs or other operations.

We may require additional financing to fund working capital and pay our obligations. We may seek to raise any necessary additional capital through a combination of public or private equity offerings or debt financings. There can be no assurance, however, that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If adequate funds are not available on acceptable terms when needed, we may be required to significantly reduce operating expenses, which may negatively affect our business, financial condition and results of operations. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing (including through refinancing our existing debt), we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available on reasonable terms, or at all.

Performance issues, service interruptions or price increases by our shipping carriers and warehousing providers could adversely affect our business and harm our reputation and ability to provide our services on a timely basis.

Expedited, reliable shipping and secure warehousing are essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our Tablo system to our customers and for tracking of these shipments, and from time to time require warehousing for our products. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any systems, it would be costly to replace such systems in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our Tablo system and increased cost and expense to our business. In addition, any significant increase in shipping or warehousing rates could adversely affect our operating margins and results of operations. For example, during the fourth quarter of 2021, surges and shifts in consumer demand as the economy reopened, further exacerbated by COVID-19 outbreaks and protocols, strained the global freight network and placed significant stress on air, ocean and freight ground carriers, resulting in increased freight costs associated with our transportation of Tablo cartridges. If freight costs continue to escalate and/or remain high for a sustained period of time, our operating margins and results of operations would be adversely impacted. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery or warehousing services we use would adversely affect our ability to process orders for our Tablo system on a timely basis.

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

In order to generate future growth, we plan to continue to expand and leverage our sales and marketing infrastructure to increase the number of customers that adopt Tablo. Identifying and recruiting qualified sales and marketing personnel and training them on Tablo, on applicable federal and state laws and regulations and on our internal policies and procedures requires significant time, expense and attention. It often takes several months or more before a sales representative is fully trained and productive. Our sales force may subject us to higher fixed costs than those of companies with competing techniques or products that utilize independent third parties, which could place us at a competitive disadvantage. It will negatively affect our business, financial condition and results of operations if our efforts to expand and train our sales force do not generate a corresponding increase in revenue, and our higher fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for Tablo. Any failure to hire, develop and retain talented sales personnel, to achieve desired productivity levels in a reasonable period of time or timely reduce fixed costs, could negatively affect our business, financial condition and results of operations. Our ability to increase our customer base and achieve broader market acceptance of Tablo will depend to a significant extent on our ability to expand our marketing efforts. We plan to dedicate significant resources to our marketing programs. It will negatively affect our business, financial condition and results of operations if our marketing efforts and expenditures do not generate a corresponding increase in revenue. In addition, we believe that developing and maintaining broad awareness of Tablo in a cost-effective manner is critical to achieving broad acceptance of Tablo. Promotion activities may not generate patient or physician awareness or increase revenue, and even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the physician acceptance necessary to realize a sufficient return on our brand building efforts, or to achieve the level of brand awareness that is critical for broad adoption of Tablo.

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

To the extent we enter into foreign markets, we would be subject to additional regulatory burdens and other risks and uncertainties.

While we currently do not market or sell Tablo outside of the United States, to the extent we enter into foreign markets in the future, we would face additional risks and uncertainties. We are not permitted to market or promote Tablo before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for Tablo. To obtain separate regulatory approvals in other countries we may be required to comply with numerous and varying regulatory requirements of such countries regarding the safety and efficacy of Tablo and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product, and we cannot predict success in these jurisdictions. If we obtain approval of Tablo and sell Tablo in foreign markets, we would be subject to additional risks and uncertainties in those markets, including:

•
foreign currency exchange rate fluctuations and currency controls;
•
economic weakness, including inflation, or political instability in particular economies and markets;
•
potentially adverse and/or unexpected tax consequences, including penalties due to the failure of tax planning or due to the challenge by tax authorities on the basis of transfer pricing and liabilities imposed from inconsistent enforcement;
•
the burden of complying with complex and changing regulatory, tax, accounting and legal requirements, many of which vary between countries;
•
different medical practices and customs in multiple countries affecting acceptance of medical products in the marketplace;
•
differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;
•
tariffs, trade barriers, import or export licensing requirements or other restrictive actions;
•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•
reduced or loss of protection of intellectual property rights in some foreign countries; and
•
becoming subject to the different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations.

Our ability to utilize our net operating loss carryforwards and research and development credit may be limited.

As of December 31, 2021, we had U.S. federal and state net operating loss (NOL) carryforwards of $409.0 million and $213.7 million, respectively. If not utilized, our U.S. federal NOLs generated in taxable years beginning before 2018 will begin to expire in 2024 and our state NOLs will begin to expire in 2022. Deductibility of U.S. federal NOLs generated in taxable years beginning after 2017 and used in taxable years beginning after 2020 do not expire but are limited to 80% of our taxable income before the deduction of such NOLs. As of December 31, 2021, we also had U.S. federal and state research and development credits of $6.6 million and $5.1 million, respectively. Our U.S. federal research and development credits begin to expire in 2030. State research and development credits do not expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) a corporation that undergoes an ownership change, generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. Similar rules may apply under state tax laws. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any future carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the existing NOLs, research and development credit carryforwards or future disallowed interest expense carryovers, even if we attain profitability. Any limitation on using NOLs could adversely impact operating results and result in our retaining less cash after payment of U.S. federal and state income taxes.

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

The FDA has notified us that the Tablo System is subject to a mandatory post-market surveillance order under Section 522 of the FDCA. Section 522 of the FDCA authorizes the FDA to require a manufacturer to conduct post-market surveillance for devices that meet certain criteria. Relevant here, the FDA determined that the Tablo is a device where its failure would be reasonably likely to have serious adverse health consequences, and that it is intended to be a life-sustaining or life-supporting device used outside a device user facility.

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

In March 2021, the FDA approved our 522 study protocol. We subsequently submitted a “catch-up” 510(k) application to the FDA which covers certain design changes, including software updates, we have made over time to the Tablo System, including to accommodate patient use in the home, that we originally documented in memoranda to file. Because this also is the version of the Tablo System and software that we plan to use in the human factors study, we intend to initiate the human factors study upon FDA clearance. Once we are able to commence, conduct and complete our study, a final report will be provided to the FDA. Should the FDA decide that use of the Tablo System in the home environment identifies new concerns related to the safety and effectiveness of the product, does not clear our pending 510(k), or if the FDA determines that the requirements of the 522 order are otherwise unmet, we may be required to make additional changes to our Tablo System for which we may need to submit new marketing authorization applications and obtain clearance, we may be required to conduct additional studies or collect additional information, we may need to withdraw or recall the Tablo System from the market, and may be subject to other enforcement action, which could harm our business.

Changes to the reimbursement rates for dialysis treatments and measures to reduce healthcare costs may adversely impact our business.

Our customers depend upon reimbursement by government and commercial insurance payors for dialysis services using our products. With a vast majority of U.S. patients with ESRD covered by Medicare, the Medicare reimbursement rate is an important factor in a customer’s decision to use Tablo and limits the prices we may charge for our products. For patients with Medicare coverage, virtually all payments for renal dialysis services are currently made under a single bundled payment rate which provides a fixed payment rate to encompass virtually all goods and services provided during the dialysis treatment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic wage index, and other factors. The ESRD PPS is subject to rebasing, which can have a positive financial effect, or a negative one if the government fails to rebase in a manner that adequately addresses the costs borne by dialysis facilities.

Additionally, federal regulations provide for transitional add-on payment adjustments under the Medicare ESRD PPS for certain TPNIES. For home dialysis equipment, CMS provided a pathway for CRA to secure TPNIES. We applied for and received CRA TPNIES in connection with the Tablo Hemodialysis System use by one patient per one machine in the home, pursuant to which Medicare will pay 65% of the Medicare Administrative Contractor-determined pre-adjusted per treatment amount for two calendar years beginning with CY 2022. Though our TPNIES approval may increase provider reimbursement over the short term and positively affect our revenues as a result, such increased reimbursement is temporary and, thus, may not be sufficient to cause healthcare providers to adopt Tablo at rates we expect. Accordingly, we cannot fully assess the impact of the TPNIES approval on our financial performance.

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

Although most ESRD patients are currently covered by traditional Medicare, beginning January 1, 2021, when changes from the 21st Century Cures Act entered into effect, more dialysis patients were eligible to enroll in Medicare Advantage managed care plans. While Medicare Advantage plans must provide at least the same level of coverage for Medicare beneficiaries as traditional Medicare, reimbursement to dialysis facilities is most often higher than traditional Medicare with a wide range of variability in payment rates to providers. Reimbursement rates depend on each Medicare Advantage plan’s contracts and network agreements with each dialysis facility. In CY 2021, Medicare Advantage plans overall saw a 31% increase in enrollment of ESRD patients, with the most significant increases coming from lower income patients who are dually eligible for Medicare and Medicaid.

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

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that may harm our future revenues and profitability and the demand for Tablo. As discussed in the section titled “Business – Government Regulation – United States Health Reform” above, federal and state lawmakers regularly propose and, at times, enact legislation and propose and finalize regulations that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. Current and future legislative or regulatory proposals to further reform healthcare or reduce healthcare costs may limit coverage of and/or lower reimbursement for the procedures associated with the use of Tablo. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of Tablo.

By way of example, in the United States, the Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts our industry. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which impact existing government healthcare programs and have resulted in the development of new programs.

As discussed in the section titled “Business – Government Regulation – United States Health Reform” above, there have been judicial and Congressional challenges to several elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to modify certain aspects of the Affordable Care Act. It is unclear how these and other efforts to challenge or modify, or alter the implementation or interpretation of the Affordable Care Act will affect our business, financial condition and results of operations.

In addition, as discussed in the section titled “Business – Government Regulation – United States Health Reform” above, other legislative and executive actions have encouraged the development of new payment and care models for ESRD patients. Changes to the models of patient care, including an increased focus on treatments earlier in disease progression, may adversely affect our customers’ businesses and potentially decrease the demand for our product or result in additional pricing pressures. Further, with home dialysis as a growing trend in the industry and issuance of the executive order and the ETC Model final rule, a failure to implement our expansion into home dialysis could have a material adverse impact on our business.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may harm our ability to set a price that we believe is fair for Tablo, our ability to generate revenue and achieve or maintain profitability, and the availability of capital.

We believe that there will continue to be proposals and other actions by legislators and other policymakers at both the federal and state levels, and by regulators and third-party payors to reduce costs and/or expand individual healthcare coverage. Additionally, as discussed in the section titled “Government Regulation – United States Health Reform” above, changes to federal and state legislatures and executive offices following the November 2020 elections have resulted, and could continue to result, in further healthcare policy changes. We cannot predict what other healthcare policies will ultimately be proposed or implemented at the federal or state level or the effect of any future legislation or regulation in the United States on our business, financial condition and results of operations. Future changes in healthcare policy could increase our costs and subject us to additional legislative and regulatory requirements that may interrupt commercialization of our current and future solutions, decrease our revenue and impact sales of and pricing for our current and future products.

We must comply with anti-kickback, fraud and abuse, false claims, transparency, and other healthcare laws and regulations.

Our current and future operations are subject to various federal and state healthcare laws and regulations. These laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with dialysis providers, hospitals, physicians or other potential purchasers or users, including patients, of medical devices and services. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales and rental offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements. These laws include, but are not limited to, the healthcare fraud and abuse laws described in the section titled “Business – Government Regulation – Healthcare Fraud and Abuse Laws” above, and the Federal Food, Drug, and Cosmetic Act, which governs, among other things, the misbranding and adulteration of medical devices.

If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, compliance oversight and reporting requirements and the curtailment or restructuring of our operations. Moreover, any investigation into our practices could cause adverse publicity and require a costly and time-consuming response.

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

Modifications to Tablo and associated consumables may require new regulatory approvals or clearances, including 510(k) clearances or approval of PMA supplements, or require us to recall or cease marketing the modified systems until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We have made modifications to Tablo in the past and may make additional modifications in the future that, except for the changes for which we have previously submitted 510(k) clearances, we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing Tablo as modified, which could require us to redesign Tablo and/or seek new marketing authorizations and harm our operating results. In these circumstances, we may also be subject to significant enforcement actions.

If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or effectiveness or would constitute a major change in its intended use, then the manufacturer must file for a new 510(k) clearance or possibly a new PMA or approval of a PMA supplement. Where we determine that modifications to Tablo require a new 510(k) clearance or PMA approval, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. Obtaining clearances and approvals can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. For example, we have made certain changes over time, including software updates, to Tablo that we originally documented in memoranda to file, and recently submitted a “catch-up” 510(k) application to the FDA which covers these design changes for patient use in the home. However, if the FDA fails to clear this pending 510(k) application, we may be required to stop marketing and selling Tablo as modified in the home market, which could have a material adverse effect on our reputation, business, financial condition and results of operations.

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

•
untitled letters, warning letters, it has come to our attention letters, fines, injunctions, consent decrees and civil penalties;
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

We are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. Manufacturers are also expected to maintain certain policies, procedures, and records regarding complaints and medical device reporting. If we fail to comply with our reporting and recordkeeping obligations, the FDA could take action, including warning letters, untitled letters, it has come to our attention letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance or approval, seizure of our products or delay in clearance or approval of future products.

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

It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our educational and promotional activities or training methods to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of Tablo, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. It is also possible that other federal, state or foreign enforcement authorities might take action, including, but not limited to, through a whistleblower action under the FCA, if they consider our business activities constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil or administrative penalties, treble damages, fines, disgorgement, exclusion from participation in government healthcare programs, reporting requirements and compliance oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. In addition, the off-label use of Tablo may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay regulatory clearance or approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the change in administration may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these executive actions will be implemented, or whether they will be rescinded or replaced under the current Biden administration. The policies and priorities of a new administration are unknown and could materially impact the regulation governing our products.

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
•
we might have to suspend or terminate clinical trials for various reasons, including the withdrawal of approval of an IDE by the FDA based on, for example, a finding that the subjects are being exposed to unacceptable health risks;
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

Clinical trials must be conducted in accordance with applicable laws and regulations of the FDA and other regulatory authorities’ applicable legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. Conducting successful clinical studies will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and able to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new product applications to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including for 35 days beginning on December 22, 2018, the U.S. government shut down several times and certain regulatory agencies, including the FDA, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. In May 2020, the FDA announced that it will continue to postpone domestic and foreign routine surveillance inspections due to COVID-19. Beginning in July 2020, the agency has resumed some prioritized domestic inspections deemed to be “mission-critical.” The FDA has published guidance, most recently updated in May 2021, outlining how it determines which inspections are “mission-critical.” While the FDA indicated that it will consider alternative methods for inspections and could exercise discretion on a case-by-case basis to approve products based on a desk review, if a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the

FDA could amend its priorities with respect to inspections at any time, and those changes could have a material effect on our regulatory submissions and on our business.

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

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and PII. These laws and regulations include HIPAA. HIPAA establishes a set of national privacy and security standards for the protection of PHI (as defined in HIPAA) by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract to provide specified services or perform a function for or on behalf of such covered entities. We are a business associate under HIPAA and we execute business associate agreements with our clients.

HIPAA requires covered entities and business associates, such as us, to develop and maintain policies with respect to the protection, use and disclosure of electronic PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and imposes certain notification and reporting requirements in the event of a data breach.

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

In addition to HIPAA, numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of PII. Some of these laws and regulations may be preempted by HIPAA with respect to PHI, or may exclude PHI from their scope but impose obligations with regard to PII that is not PHI, and in some cases, can impose additional obligations with regard to PHI. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. For example, the CCPA, became effective on January 1, 2020. The CCPA gives California residents new rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the law includes limited exceptions, including for PHI maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context, and the CCPA may increase our compliance costs and potential liability. Additionally, our machine learning and data analytics offerings may be subject to laws and evolving regulations regarding the use of artificial intelligence, controlling for data bias, and antidiscrimination.

Other states, including Nevada, Virginia and Colorado, have passed data protection laws, or are considering passing legislation, similar to CCPA. These laws would impose organizational requirements and grant individual rights that are comparable to those established in the CCPA. Additionally, a ballot initiative, the CPRA, passed in November 2020 in California. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes will be required.

Additionally, the FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of health-related and other personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

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

It is not always possible to identify and deter misconduct by our employees and other agents, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, treble damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, reporting requirements and compliance oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations.

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

As of December 31, 2021, our executive officers, directors and 5% stockholders beneficially owned approximately 52% of the outstanding shares of capital stock. In addition, as of December 31, 2021, our executive officers and directors held options to purchase an aggregate of 2,303,391 shares of our common stock at a weighted-average exercise price of $9.81 per share, and 257,820 restricted stock units, which would give our officers and directors ownership of approximately 5% of our outstanding common stock as of December 31, 2021 if such awards were fully vested and exercised or settled in full (assuming over-achievement of any performance conditions). Therefore, these stockholders have the ability to influence us through this ownership position. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

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

Global macroeconomic conditions and the world’s financial markets remain susceptible to significant stresses, resulting in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. Our customers may respond to such economic pressures by reducing or deferring their capital spending or reducing staff. Furthermore, unfavorable changes in foreign exchange rates versus USD could increase our product and labor costs, thus reducing our gross profit.

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

We have incurred and will continue to incur substantial legal, accounting and other expenses as a result of operating as a public company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC. Our management and other personnel have needed to divert attention from other business matters to devote substantial time to the reporting and other requirements of being a public company. Until December 31, 2021, we were eligible for reduced reporting and disclosure requirements as an “emerging growth company.” We are no longer an “emerging growth company” and, accordingly, we are required to comply with several supplemental requirements that will necessitate additional resources and management time and expense. The rules and regulations of the Nasdaq Global Select Market also apply to us. As part of these requirements, we have made changes to our corporate governance practices and will need to maintain effective disclosure and financial controls that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Any failure to maintain effective controls could adversely affect the results of periodic management evaluations. Compliance with these requirements has and will continue to increase our legal and financial compliance costs and will continue to make some activities more time-consuming.

Additionally, being a public company and complying with applicable rules and regulations also makes it more expensive for us to obtain director and officer liability insurance. Given recent developments in the market for such coverage, we expect to incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information.

We recently became a “large accelerated filer” under the Exchange Act, which requires us to comply with the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. We have incurred significant expense and devoted substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act, which we expect will continue. We anticipate hiring additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to support future growth. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or if we encounter difficulties in the timely and accurate reporting of our financial results, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, our investors could lose confidence in our reported financial information, the market price of our stock may decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture and our business may be harmed.

We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire aggressively as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Our anticipated headcount growth and our public company status may result in a change to our corporate culture, which could harm our business.

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

If we fail to comply with anti-corruption, anti-bribery, anti-money laundering and similar laws, we could suffer severe penalties.

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

Expectations relating to ESG factors may impose additional costs and expose us to new risks.

There is increasing focus from certain investors, customers and other stakeholders concerning corporate responsibility, specifically related to ESG factors. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG matters are inadequate. Third party providers of ESG ratings and reports on companies have increased in number to meet growing investor demand for measurement of ESG performance, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ ESG practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy such new criteria, some investors may conclude that our policies with respect ESG matters are inadequate. We may face reputational damages in the event that our ESG procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ ESG performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead.

In addition, from time to time, we communicate certain initiatives and goals related to ESG matters. For example, in October 2021, we published our inaugural ESG Report, including updates on our ESG programs, priorities, initiatives, goals and performance. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in fully and accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. If we fail to satisfy the ESG-related expectations of investors, customers and other stakeholders or our initiatives or goals are not executed or achieved as planned, our reputation and financial results could be materially and adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In May 2020, we entered into an operating lease agreement for our manufacturing facility in Tijuana, Mexico. This facility includes a main building with 48,437 square feet and a secondary space with 38,750 square feet. The initial term of this lease expires in 2026.

In addition, we lease 40,413 square feet for our corporate headquarters located in San Jose, California under a lease agreement that terminates in 2027. This facility supports research and development and general and administrative activities, as well as complimentary manufacturing and distribution for consoles and service parts.

We believe that these facilities are suitable and sufficient to meet our current and anticipated needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

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

Holders of Common Stock

As of January 31, 2022, there were 131 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The following graph compares the cumulative total return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period from September 15, 2020 (the first day of trading of our common stock) through December 31, 2021. An investment of $100 is assumed to have been made in our common stock and each index at market close on September 15, 2020 and its relative performance is tracked through December 31, 2021. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The offering price of our common stock in our initial public offering (IPO), which had a closing stock price of $60.68 on September 15, 2020, was $27.00 per share. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 16 MONTH CUMULATIVE TOTAL RETURN
Among Outset Medical, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
9/15/20
9/30/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
Outset Medical, Inc.
NASDAQ Composite
NASDAQ Biotechnology

Recent Sales of Unregistered Securities

None.

Issuer Purchases or Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations is expected to better allow investors to view the Company from management’s perspective and should be read together with our audited financial statements and related notes and other financial information included elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

We have elected to omit discussion of the earliest of the three years covered by the audited financial statements presented. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, located in our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 22, 2021, for reference to discussion of the year ended December 31, 2019, the earliest of the three fiscal years presented.

Overview

Our technology is designed to elevate the dialysis experience for patients and help providers overcome traditional care delivery challenges. Requiring only an electrical outlet and tap water to operate, the Tablo® Hemodialysis System frees patients and providers from the burdensome infrastructure required to operate traditional dialysis machines. The integration of water purification and on-demand dialysate production in a single 35-inch compact console enables Tablo to serve as a dialysis clinic on wheels. With a simple-to-use touchscreen interface, two-way wireless data transmission and a proprietary data analytics platform, Tablo is a new holistic approach to dialysis care. Unlike existing hemodialysis machines, which have limited clinical versatility across care settings, Tablo can be used seamlessly across multiple care settings and a wide range of clinical applications.

Tablo leverages cloud technology, making it possible for providers to monitor devices and treatments remotely, perform patient and population analytics, and automate clinical recordkeeping, while also enabling us to release features and enhancements through OTA updates. Tablo’s connectedness also allows it to continually stream more than 500,000 device performance data points after every treatment. We use this data, in conjunction with our diagnostic and predictive algorithms, to determine failure types and, in some instances, predict failures before they occur. In effect, this contributes to a reduction in service hours and an increase in device uptime.

We have generated meaningful evidence to demonstrate that providers can realize significant operational efficiencies, including reducing the cost of their dialysis programs by up to 80% in the intensive care unit. In addition, Tablo has been shown to deliver robust clinical care. In studies we have conducted, patients have reported experiencing fewer symptoms and better quality sleep while on Tablo. We believe Tablo empowers patients, who have traditionally been passive recipients of care, to regain agency and ownership of their treatment. Tablo is cleared by the FDA for use in the hospital, clinic, or home setting.

Driving adoption of Tablo in the acute care setting has been our primary focus to date. We have invested in growing our economic and clinical evidence, built a veteran sales and clinical support team with significant expertise, and implemented a comprehensive training and customer experience program. Our experience in the acute market has demonstrated Tablo’s clinical flexibility and operational versatility, while also delivering meaningful cost savings to the providers. We plan to continue leveraging our commercial infrastructure to broaden our installed base in the acute care market as well as driving utilization and fleet expansion with our existing customers. While the ongoing COVID-19 pandemic has presented opportunities to demonstrate the real-world benefits of Tablo over traditional machines, we believe these benefits, in addition to the other advantages of Tablo, are continuing to drive customer purchasing decisions.

Tablo is also well suited for home-based dialysis. Our ability to reduce training time, patient dropout, and the supplies and infrastructure required to deliver dialysis in the home can drive efficiency and economic improvements to the home care model. In our home IDE trial, patients reported specific quality of life improvements compared to their experience on the incumbent home dialysis machine. To penetrate this market successfully, we are focused on refining our home distribution, logistics and support systems to help ensure they are ready for rapid scale. We are also working with providers, patients, and payors to increase awareness and adoption of TCUs as a bridge to home-based therapy. To demonstrate the cost advantages of Tablo in the home setting, we are continuing to collect additional patient clinical experience and outcomes data.

We sell our solution through our direct sales organization, which covers most major metropolitan markets in the United States. As of December 31, 2021, our sales organization is comprised of 36 capital sales team members, responsible for generating new customer demand for Tablo, and 82 clinical sales team members, responsible for driving utilization and fleet expansion of Tablo consoles at existing customer sites. In addition, our field service team, comprised of 93 members, provides maintenance services and product support to Tablo customers. The same sales organization and field service team drive Tablo penetration in both the acute and home markets. We believe the ability to leverage one team to serve both markets will result in significant productivity and cost optimization as we continue to scale our business.

We generate revenue primarily from the initial sale of Tablo consoles, and recurring sales of per-treatment consumables, including the Tablo cartridge, which generates significant total revenue over the life of the console. We generate additional revenue via annual service contracts and shipping and handling charged to customers. For the years ended December 31, 2021, 2020 and 2019, sales of our consoles accounted for 63%, 66% and 81% of our revenue, respectively, sales of our consumables accounted for 19%, 13% and 10% of our revenue, respectively, and sales of services and other accounted for 18%, 21% and 9% of our revenue, respectively.

Historically, we have financed our operations and capital expenditures primarily through sales of redeemable convertible preferred stock and common stock, revenue from sales, and debt financing. On September 17, 2020, we completed our IPO, in which we sold 10,293,777 shares of common stock (which included 1,342,666 shares that were offered and sold pursuant to the full exercise of the IPO underwriters’ option to purchase additional shares in connection with the IPO) at a price to the public of $27.00 per share. Including the full exercise of the underwriters’ option to purchase additional shares, we received aggregate net proceeds of approximately $254.8 million after deducting offering costs, underwriting discounts and commissions of approximately $23.1 million. Upon the closing of the IPO, all of our outstanding redeemable convertible preferred stock automatically converted into shares of common stock.

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

Since our inception, we have incurred net losses in each year. For the years ended December 31, 2021, 2020 and 2019, we incurred net losses of $131.9 million, $121.5 million and $68.3 million, respectively. As of December 31, 2021, we had an accumulated deficit of $626.0 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term.

Key Factors Affecting Our Performance

We believe that our financial performance has been and in the foreseeable future will continue to be primarily driven by the following factors. While we believe each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address the factors below is subject to various risks and uncertainties, including those described in the section titled “Risk Factors.”

Market Acceptance of Tablo in Acute Setting

We plan to further broaden our installed base by continuing to target national and regional IDNs and health systems, and sub-acute LTACH and SNF providers. In addition, we focus on driving utilization and fleet expansion with existing customers by providing an exceptional user experience delivered through our commercial team and a steady release of software enhancements that amplify Tablo’s operational reliability and clinical versatility. Our ability to successfully execute on this strategy, and thereby increase our revenue, will in part drive our results of operations and the growth of our business.

Expansion of Tablo within the Home Setting

We believe a significant growth opportunity exists within the home hemodialysis market. We are partnering with innovative dialysis clinic providers and health systems who are motivated to grow their home hemodialysis population, and who share our vision of creating a seamless and supported transition to the home. We are also investing in market development over the longer term to expand the home hemodialysis market itself. The expansion of the home hemodialysis market and our ability to penetrate this market will be an important factor in driving the future growth of our business.

Gross Margin

We are continuing to execute a well-defined strategy designed to expand gross margins. First, in the first quarter of 2021, we successfully began production at our own console manufacturing facility in Tijuana, Mexico which we operate in collaboration with our outsourced business administration service provider, TACNA. Second, following our receipt of 510(k) clearance from the FDA for the new cartridge sterilization method in the fourth quarter of 2021, we have qualified a second source to increase Tablo cartridge production through a new manufacturing partner in Mexico, which we anticipate will result in cost reductions, including lower freight costs. Third, we will continue to drive scale across our console platform to leverage our supply base and help improve our manufacturing efficiency. Fourth, we will continue to utilize our cloud-based data system, as well as enhanced product performance, to help drive down the cost of service. Our ability to grow our business will depend in part on these and other measures to control the costs of our products being successful. Likewise, it will be important that we effectively manage the costs of generating our service revenue.

Impacts of the COVID-19 Pandemic

We believe that the ongoing COVID-19 pandemic has highlighted the limitations of traditional machines and the benefits of Tablo, which drove an increase in demand for Tablo during 2020. We also believe the advantages of Tablo highlighted by the pandemic are now embedded as one of the many factors driving our customers’ purchasing decisions. We did not experience significant demand driven by COVID-19 during 2021 and do not expect to in future periods.

In response to the COVID-19 pandemic, we made modifications to our normal operations, employing precautionary measures designed to help protect our employees while providing ongoing support for our customers and their patients. Among other measures, we restricted non-essential travel of our employees and asked the majority of our employees to work from home. When COVID-19 testing became available, we implemented onsite testing in our facilities. We also provided vaccination clinics at each of our facilities to make it convenient for our workforce to receive COVID-19 vaccinations once available. During the third quarter of 2021, we defined a policy requiring our customer-facing and on-site employees to be fully vaccinated by October 2021, subject to medical and religious exemptions. With nearly all our employees now vaccinated, we have begun to move toward more normal business operations in accordance with local guidelines, including resuming more on-site activity to increase productive collaboration while continuing to prioritize employee safety. For employees working on-site, we continue to follow masking protocols consistent with evolving health and safety guidelines, facilitate social distancing, and practice increased sanitizing standards. Lastly, we have created a business continuity plan and incident management team to respond quickly and effectively to changes in order to offer customers uninterrupted products, services and support while safeguarding the best interest of employees, suppliers and stockholders.

Our business may be impacted by an escalation or a continuation of the COVID-19 pandemic. While the operations at our contract manufacturing partners’ facilities and our outsourced business administration service provider, TACNA, for our facility in Tijuana, Mexico, have not yet experienced significant disruption as a result of the pandemic, the possibility that such disruption may occur remains. Additionally, the COVID-19 pandemic has disrupted the operations of certain of our third-party suppliers, resulting in increased lead-times, higher component costs, and lower allocations for our purchase of some components (including certain critical components) and, in certain cases, requiring us to procure materials from alternative sources or incur higher logistical expenses. We have worked closely with our manufacturing partners and suppliers to enable us to source key components and maintain appropriate inventory levels to meet customer demand, and have not experienced material disruptions in our supply chain to date.

Additionally, surges and shifts in consumer demand as the economy reopens, further exacerbated by COVID-19 outbreaks and protocols, have strained the global freight network and placed significant stress on air, ocean, and ground freight carriers. This has resulted in labor shortages, container and chassis shortages, reduced carrier capacity, carrier delays and longer lead times, shipment receiving and unloading backlogs at many U.S. ports, and escalating freight costs. During the fourth quarter of 2021, these supply chain disruptions escalated, and we are facing increased supply chain constraints, notably with the transportation of Tablo cartridges from our contract manufacturing partner in Southeast Asia. As a result, we have faced, and may continue to face, increased transportation and related costs associated with delivering adequate supply of Tablo treatments to our customers. In the fourth quarter of 2021, we have qualified a second source to increase Tablo cartridge production through a new manufacturing partner in Mexico. While we anticipate that this second source will help mitigate supply chain challenges and reduce the need for costly and capacity-constrained air freight delivery of the cartridges, there is no assurance that we will not continue to face supply chain constraints. Continued escalation of these supply chain disruptions and a sustained rise in freight costs could negatively impact our ability to meet customer demand on a timely basis, result in customer dissatisfaction and adversely impact our operating margins and results of operations.

Moreover, healthcare providers (including our existing and prospective customers) are facing a nationwide shortage of qualified nurses and other clinical personnel due to long-term trends that have been exacerbated by the COVID-19 pandemic. As competition for these healthcare professionals has intensified, and providers are facing increased difficulties attracting and retaining skilled clinical personnel, resulting in increased costs, staffing shortages and other disruptions. These challenging labor market conditions in the healthcare industry have been heightened by the increased demand for, and demand upon, nurses and other staff resulting from the ongoing pandemic. We believe Tablo offers automation and ease-of-use benefits over traditional machines that can enhance our existing and potential customers’ ability to support their patient populations despite staffing shortages. However, there is also a risk that the increased costs and other disruptions caused by the shortage of dialysis nurses, technicians and other staff could cause existing or prospective customers delay continued investment in or adoption of new technologies and postpone purchasing decisions. If our customers continue to face prolonged volatility, uncertainty, and staffing shortages, whether due to the pandemic or otherwise, it could ultimately adversely impact our ability to expand existing customer relationships or attract new customers of Tablo, and have a material adverse effect on our revenues, results of operations, and future growth.

How long the pandemic, and measures intended to contain the spread of COVID-19, will continue remains uncertain and depends on ongoing developments, including but not limited to any resurgences of the virus including emerging variant strains such as the Delta and Omicron variants, federal, state, and local government actions taken in response, and continued availability, effectiveness and public acceptance of COVID-19 vaccines. Additionally, the duration and severity of disruptions in the global supply chain, largely driven by high demand as the economy reopens and the ongoing impact of the pandemic, also remain uncertain and depend on various factors, including the effectiveness of recent government actions intended to mitigate these disruptions. As a result, we cannot predict what effect COVID-19, the associated containment measures, and the related supply chain disruptions will ultimately have on our business and results of operations, on our customers, or on our suppliers and vendors, in particular for any of our suppliers and vendors that may not qualify as essential businesses and suffer more significant or lengthier disruptions to their business operations. There is no assurance that we will not experience more significant disruptions in our supply chain in the future, particularly if the operations of our contract manufacturing partners, our critical single-source component providers, or the facility we operate in Tijuana, Mexico in collaboration with TACNA, are more severely impacted by the pandemic and associated containment measures.

Components of Operating Results

Revenue

We generate our revenue primarily from the sale of products and services. In addition, we enter into console operating lease arrangements that contain lease and non-lease components. Revenue related to lease arrangements is allocated to the lease and non-lease elements based on their relative standalone selling price, with the lease component recorded in product revenue and the non-lease component recorded in service and other revenue. Our product and services revenue are generated primarily through direct sales to customers in the United States.

Product Revenue

We generate product revenue from the sale, and to a lesser extent, leasing of our Tablo consoles and the sale of related consumables, including the Tablo cartridges. Our Tablo consoles and consumables are generally sold without the right of return. Revenue is recognized when control of our Tablo consoles is transferred, generally upon shipment, and excludes the value of the initial service agreement, which is recognized as service and other revenue over the term of the initial service agreement. Revenue is recognized net of any sales incentive, rebates and any taxes collected from customers. Leases of Tablo consoles are considered operating leases and recognized as revenue over their lease term. Consumables, including the Tablo cartridges, are recognized primarily upon shipment.

Service and Other Revenue

We generate service revenue primarily from service agreements for our Tablo consoles and other revenue from shipping and handling charged to customers. Under the service agreements, we provide maintenance, repair and training services, connectivity to our cloud infrastructure, including TabloHub, as well as software updates, when and if available, for Tablo consoles. The service agreements are typically entered into for a one-year term. Revenue from the sale of service agreements, including the revenue associated with the first-year service, is recognized ratably over the service period.

Cost of Revenue

Cost of Product Revenue

Cost of product revenue primarily consists of finished goods, inbound freight costs, and manufacturing costs incurred in the production process including personnel and related costs, costs of component materials, manufacturing overhead, and allocated costs including facilities and information technology. We plan to grow our manufacturing workforce as well as expand our manufacturing capabilities to support our growth. In addition, cost of product revenue includes warranty costs and provisions for excess and obsolete inventory. Cost of product revenue in absolute dollars will increase as our sales volume increases.

Cost of Service and Other Revenue

Cost of service and other revenue primarily consists of personnel and related costs and component costs incurred in connection with our obligations under our service agreements. We plan to invest in personnel to support the expansion of our Tablo fleet while also utilizing our cloud-based data system, as well as enhanced product performance, to lower the cost of service as a percentage of revenue. Cost of service and other revenue in absolute dollars will increase as our sales volume increases.

Gross Profit and Gross Margin

We calculate gross margin as gross profit divided by total revenue. Our gross profit has been and will continue to be, affected by a variety of factors, including market conditions that may impact our pricing; sales mix changes among Tablo consoles, consumables and services; excess and obsolete inventories; our cost structure for manufacturing operations relative to volume; inbound freight costs, and product warranty obligations. We expect our margin to increase over the long term to the extent we are successful in our ability to lower the costs associated with the production of the Tablo console and consumables. We continue to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which, if successful, we believe will lower production costs and enable us to increase our gross margin. While we expect gross margin to increase over the long term, we also anticipate it will likely fluctuate from quarter to quarter.

Operating Expenses

Research and Development

Research and development expenses primarily consist of compensation and personnel costs, consulting services, laboratory supplies and materials expenses, and allocated costs including facilities and information technology.

We plan to continue to invest in our research and development efforts, including hiring additional employees, to enhance existing products and develop new products. As a percentage of revenue, we expect research and development expenses to vary over time, depending on the level and timing of the enhancement of the existing products and new product development initiatives.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation and personnel costs, marketing and promotional activities, government affairs, costs of outside consultants, travel and customer services costs, and allocated costs including facilities and information technology. Shipping and handling costs, as well as the associated personnel expenses, are included in sales and marketing expenses.

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

General and Administrative

General and administrative expenses primarily consist of compensation and personnel costs, accounting and legal expenses, regulatory fees, general corporate expenses and allocated costs including facilities and information technology.

We expect to incur additional general and administrative expenses due to increased costs for accounting, human resources, legal, insurance and investor relations. We expect to continue our hiring in all these areas in line with the continued growth of our business. We also expect allocated facilities costs to increase in future periods as a result of higher costs associated with the expansion of our operations. As a result of these and other initiatives, we expect general and administrative expenses to vary from period to period and increase in absolute dollars in future periods. However, as a percentage of revenue, we expect general and administrative expenses to decrease over the long-term primarily as, and to the extent, our revenue grows.

We expect our stock-based compensation expense allocated to cost of revenue, research and development expenses, sales and marketing expenses, and general and administrative expenses to increase in absolute dollars due primarily to potential increases in the value of our common stock and as we issue additional stock-based awards under our equity incentive plan and employee stock purchase plan to attract and retain employees.

Interest Income and Other Income, Net

Interest income and other income, net, primarily consists of interest earned on our cash and cash equivalents and short-term investments.

Interest Expense

Interest expense consists of interest on our debt and amortization of associated debt discount. See Note 7 to the financial statements for further details.

Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability

In connection with our prior credit agreements and the Perceptive Term Loan Agreement, we issued warrants to purchase shares of our Series A, Series B and Series C redeemable convertible preferred stock to the respective lenders. We classified these warrants as a liability on our balance sheets that were remeasured to fair value at each reporting date with the corresponding change in fair value recognized in our statements of operations. Upon the completion of our IPO in 2020, the redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital.

Loss on Extinguishment of Term Loan

Loss on extinguishment of term loan is related to the repayment of the Perceptive Term Loan in July 2020, which included early prepayment and exit fees.

Provision for Income Taxes

Provision for income taxes primarily consists of foreign taxes in Mexico and state taxes in the United States. We have a full valuation allowance for deferred tax assets, including net operating loss carryforwards and tax credits related primarily to research and development.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.

The following table sets forth, for the years indicated, our results of operations (in thousands):

	Years Ended December 31,
	2021	2020	2019
Revenue:
Product revenue	$84,312	$39,612	$13,750
Service and other revenue	18,290	10,323	1,328
Total revenue	102,602	49,935	15,078
Cost of revenue:
Cost of product revenue	84,639	57,035	27,164
Cost of service and other revenue	10,355	5,937	5,716
Total cost of revenue	94,994	62,972	32,880
Gross profit	7,608	(13,037)	(17,802)
Operating expenses:
Research and development	36,741	28,850	23,327
Sales and marketing	65,070	45,068	20,259
General and administrative	36,316	30,512	8,919
Total operating expenses	138,127	104,430	52,505
Loss from operations	(130,519)	(117,467)	(70,307)
Interest income and other income, net	498	526	2,485
Interest expense	(1,715)	(2,891)	(4,257)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(93)	3,800
Loss on extinguishment of term loan	—	(1,567)	—
Loss before provision for income taxes	(131,736)	(121,492)	(68,279)
Provision for income taxes	199	—	20
Net loss	$(131,935)	$(121,492)	$(68,299)
Revenue

	Years Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Revenue:
Product revenue	$84,312	$39,612	$44,700	113%
Service and other revenue	18,290	10,323	7,967	77%
Total revenue	$102,602	$49,935	52,667	105%

Product revenue increased by $44.7 million, or 113%, for the year ended December 31, 2021 as compared to the prior year. The increase was primarily due to a $32.3 million increase in console revenue and a $12.4 million increase in consumables revenue. The increase in consoles revenue was driven by new customer adoption, fleet expansion across existing customer sites, a higher average selling price, and an increase in console leasing revenue. The increase in consumables revenue was driven by the growth in our Tablo installed base.

Service and other revenue increased by $8.0 million, or 77%, for the year ended December 31, 2021 as compared to the prior year. The increase was primarily due to services associated with our larger Tablo installed base, including leased consoles.

Cost of Revenue, Gross Profit and Gross Margin

	Years Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Cost of revenue:
Cost of product revenue	$84,639	$57,035	$27,604	48%
Cost of service and other revenue	10,355	5,937	4,418	74%
Total cost of revenue	$94,994	$62,972	32,022	51%
Gross profit	7,608	(13,037)	20,645	158%
Gross margin	7.4%	(26.1)%

The total cost of revenue increased by $32.0 million, or 51%, for the year ended December 31, 2021 as compared to the prior year. This increase was primarily due to growth in sales volume. Gross profit increased by $20.6 million, or 158%, for the year ended December 31, 2021 as compared to the prior year. The gross margin percentage improved by 33.5 percentage points for the year ended December 31, 2021 as compared to the prior year. This improvement in gross profit and gross margin was primarily driven by the impact of our cost reduction activities and higher average selling prices.

During the fourth quarter of 2021, supply chain disruptions driven primarily by the ongoing COVID-19 pandemic escalated, and we are facing increased supply chain constraints, most notably with the transportation of the Tablo cartridges from our contract manufacturing partner in Southeast Asia. As a result, we have faced, and may continue to face, increased transportation and related costs associated with delivering adequate supply of Tablo treatments to our customers. In the fourth quarter of 2021, we have qualified a second source to increase Tablo cartridge production through a new manufacturing partner in Mexico. While we anticipate that this second source will help mitigate supply chain challenges and reduce the need for costly and capacity-constrained air freight delivery of the cartridges, there is no assurance that we will not continue to face supply chain constraints. Continued escalation of these supply chain disruptions and a sustained rise in freight costs could negatively impact our gross margin in future periods.

Operating Expenses

	Years Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Operating expenses:
Research and development	$36,741	$28,850	$7,891	27%
Sales and marketing	65,070	45,068	20,002	44%
General and administrative	36,316	30,512	5,804	19%
Total operating expenses	$138,127	$104,430	33,697	32%

Research and development expenses increased by $7.9 million, or 27%, for the year ended December 31, 2021 as compared to the prior year. The increase was primarily due to a $4.5 million increase in consulting services, a $3.4 million net increase in compensation and personnel costs as a result of increased headcount, which includes a $4.2 million increase in compensation offset by a $0.8 million decrease in stock-based compensation expense due to the one-time cumulative expense related to stock options with performance and market-based vesting conditions in 2020, and a $0.4 million increase in travel expenses. The increases were partially offset by a $0.4 million decrease in supplies and materials.

Sales and marketing expenses increased by $20.0 million, or 44% for the year ended December 31, 2021 as compared to the prior year. The increase was primarily due to a $13.3 million increase in compensation and personnel costs as a result of increased headcount, which includes a $1.5 million increase in stock-based compensation expense, a $2.2 million increase in clinical sales consultant and professional services, a $2.1 million increase in allocated costs for facilities and information technology to support the general expansion of our operations, a $1.7 million increase in travel expenses, and a $0.7 million increase in distribution expenses related to increased sales volume and freight costs.

General and administrative expenses increased by $5.8 million, or 19%, for the year ended December 31, 2021 as compared to the prior year. The increase was primarily due to a $2.5 million increase in insurance costs, a $1.7 million net increase in compensation and personnel costs as a result of increased headcount, which includes a $6.4 million increase in compensation offset by a $4.7 million decrease in stock-based compensation expense due to the one-time cumulative expense related to stock options with performance and market-based vesting conditions in 2020, a $0.7 million increase in professional and consulting services and a $0.8 million increase in allocated costs for facilities and information technology to support the general expansion of our operations.

Other Income (Expenses), Net

	Years Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Other Income (Expenses), Net:
Interest income and other income, net	$498	$526	$(28)	(5)%
Interest expense	(1,715)	(2,891)	1,176	(41)%
Change in fair value of redeemable convertible preferred stock warrant liability	—	(93)	93	*
Loss on extinguishment of term loan	—	(1,567)	1,567	*
Total other expenses, net	$(1,217)	$(4,025)	2,808	(70)%
* Not meaningful

Interest income and other income, net, for the year ended December 31, 2021 was relatively consistent with the prior year amount.

Interest expense decreased by $1.2 million, or 41%, for the year ended December 31, 2021 as compared to the prior year. The decrease was driven primarily by a lower interest rate under the SVB Term Loan as compared to the rate under the Perceptive Term Loan, which we voluntarily repaid in the prior year.

The change in the fair value of redeemable convertible preferred stock warrant liability was driven by the changes in assumptions used to value the warrant liability. Upon the closing of our IPO in the third quarter of 2020, all shares of our outstanding redeemable convertible preferred stock warrants were either exercised into common stock or automatically converted into warrants to purchase common stock. Accordingly, we have ceased to incur the change in fair value of redeemable convertible preferred stock warrant liability as the entire redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital.

The loss on extinguishment of term loan of $1.6 million was recognized for the repayment of the Perceptive Term Loan in the prior year, which included early prepayment and exit fees.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2021, the Company had cash, cash equivalents, and short-term investments of $339.5 million, which are available to fund future operations, and restricted cash of $33.3 million.

Since our inception, we have incurred net losses and negative cash flows from operations. To date, we have financed our operations and capital expenditures primarily through sales of redeemable convertible preferred stock and common stock, revenue from sales, debt financings, and proceeds from stock option exercises and employee stock purchases. In September 2020, we completed our IPO for aggregate net proceeds of approximately $254.8 million (inclusive of the full exercise of the underwriters’ option to purchase additional shares), net of offering costs, underwriter discounts and commissions of approximately $23.1 million. In April 2021, we completed a follow-on public offering for aggregate net proceeds of approximately $149.1 million, after deducting offering costs, underwriting discounts and commissions of $8.5 million.

We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while we make investments to support our anticipated growth. We may raise additional capital through the issuance of additional equity financing, debt financings, including through refinancing our existing debt, or other sources. If this financing is not available to us at adequate levels or on acceptable terms, we may need to reevaluate our operating plans. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We believe that our existing cash, cash equivalents and short-term investments, and cash generated from sales of our products and services, will be sufficient to meet our anticipated needs for at least the next 12 months from the date of this Annual Report.

Cash Flows Summary

The following table summarizes the cash flows for each of the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net cash (used in) provided by:
Operating activities	$(130,264)	$(99,015)	$(70,292)
Investing activities	(142,507)	3,947	74,297
Financing activities	160,147	385,682	249
Net (decrease) increase in cash, cash equivalents and restricted cash	$(112,624)	$290,614	$4,254

Operating Activities

Net cash used in operating activities of $130.3 million for the year ended December 31, 2021 was due to a net loss of $131.9 million and a net cash outflow from the change in our operating assets and liabilities of $25.6 million, partially offset by the primary non-cash adjustments for stock-based compensation expense of $17.4 million, depreciation and amortization of $5.2 million, accretion of discount on investments of $2.0 million, non-cash lease expense of $1.0 million, provision for inventories of $1.0 million, and non-cash interest expense of $0.6 million. The net cash outflow from operating assets and liabilities was primarily due to an increase in inventories due to the timing of inventory purchases including advance purchases of inventory to meet anticipated demand and to mitigate supply chain disruptions, an increase in accounts receivable due to timing of collections, a decrease in accounts payable due to timing of vendor payments and a decrease in operating lease liabilities. The net cash outflow from operating assets and liabilities was partially offset by an increase in accrued payroll and related benefits due to an increase in headcount, an increase in accrued expenses and other current liabilities, an increase in deferred revenue due to the growth of our business, a decrease in prepaid expenses and other assets and an increase in accrued warranty liability.

The net cash used in operating activities of $99.0 million for the year ended December 30, 2020 was due to a net loss of $121.5 million and a net cash outflow from the change in our operating assets and liabilities of $5.8 million, which were partially offset by the primary non-cash adjustments for stock-based compensation expense of $21.4 million, depreciation and amortization of $3.2 million, loss on extinguishment of term loan of $1.6 million, non-cash interest expense of $0.6 million, and non-cash lease expense of $0.6 million, provision for inventories of $0.5 million, and loss on disposal of property and equipment of $0.2 million. The net cash outflow from operating assets and liabilities was primarily due to an increase in inventories due to the timing of inventory purchases including advance purchases of inventory to meet anticipated demand, an increase in prepaid expenses and other assets, an increase in accounts receivable due to timing of collections and a decrease in accrued interest. The net cash outflow from operating assets and liabilities was partially offset by an increase in accrued payroll and related benefits due to an increase in headcount, an increase in accrued expenses and other current liabilities due to the growth of our business, an increase in deferred revenue, an increase in accrued warranty liability, and an increase in accounts payable due to timing of vendor payments.

Investing Activities

Net cash used in investing activities of $142.5 million for the year ended December 31, 2021 was due primarily to purchases of investment securities of $178.4 million and purchases of property and equipment of $3.1 million, partially offset by the sales and maturities of investment securities of $39.0 million.

Net cash provided by investing activities of $3.9 million for the year ended December 31, 2020 was due primarily to the sales and maturities of short-term investments of $45.9 million, partially offset by the purchases of investment securities of $32.9 million and purchases of property and equipment of $9.1 million.

Financing Activities

Net cash provided by financing activities of $160.1 million for the year ended December 31, 2021 was due primarily to the net proceeds of $149.1 million from the issuance of our common stock in our follow-on offering and the proceeds of $11.1 million from employee exercises of stock options and employee stock purchase plan purchases.

Net cash provided by financing activities of $385.7 million for the year ended December 31, 2020 was due primarily to the net proceeds of $254.8 million from the issuance of our common stock in our IPO, net of issuance costs, the net proceeds of $126.8 million from the issuance of our Series E redeemable convertible preferred stock, the net proceeds of $29.6 million from borrowings on the SVB Loan and Security Agreement, proceeds of $4.3 million from the exercise of the Series C redeemable convertible preferred stock warrants, and proceeds of $1.2 million from the issuance of common stock from exercises of stock options, partially offset by the cash outflow of $31.0 million in repayment of the Perceptive Term Loan which included early prepayment and exit fees.

Debt Obligations

We entered into the SVB Loan and Security Agreement with SVB in July 2020, which provides for a $30.0 million term loan (the SVB Term Loan). We used the SVB Term Loan proceeds to repay in full all amounts due under the Perceptive Term Loan and cash on hand to pay $1.2 million in early prepayment, accrued interest and exit fees.

The SVB Term Loan matures on November 1, 2025. Payments under the SVB Term Loan are for interest only through May 2023, and then 30 monthly principal and interest payments from June 2023 until maturity. The SVB Term Loan bears interest at a rate per annum equal to the greater of (A) 0.50% above the Prime Rate as reported in the Wall Street Journal then in effect (which shall not be less than zero) and (B) 3.75%.

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses incurred during the reporting periods. The estimates are based on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While the significant accounting policies are more fully described in Note 2 to our audited financial statements included elsewhere in this Annual Report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Revenue Recognition

We generate our revenue primarily from contracts with customers for the sale of products and services. Each customer contract defines our distinct performance obligations. Revenue is recognized when a performance obligation is satisfied. Revenue from product sales is recognized at a point in time when management has determined that control has transferred to the customer, which is generally when legal title has transferred to the customer. Certain contracts include variable consideration such as rebates, revenue for such contracts is recognized only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Revenue from service contracts is recognized over time as the service is performed, typically evenly over the contract term. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Our contracts with customers often include multiple performance obligations. For such contracts, we allocate the contracted transaction price to each performance obligation based upon the relative standalone sale prices (SSP). We determine the SSP based upon the facts and circumstances of each performance obligation (product or services), which often requires management's judgement. We use an observable price to estimate SSP for items that are sold separately, including customer service agreements. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs. We may offer additional goods or services to customers at the inception of customer contracts at prices not at SSP. If such contracts result in a material right, we allocate part of the transaction price to that right and recognize the associated revenue when those future goods and services are transferred to the customer. SSP is assigned based on the estimated value of the material right.

Stock-Based Compensation Expense

Our stock-based compensation expense relates to stock options with a service-based vesting condition, stock options with performance and market-based vesting conditions, stock purchase rights under our Employee Stock Purchase Plan (ESPP), restricted stock units (RSUs) and performance stock units (PSUs). Stock-based compensation expense for our stock-based awards is based on their grant date fair value. We estimate the fair value of stock options with a service condition and stock purchase rights under our ESPP on the grant date using the Black-Scholes option-pricing model. The fair value of these awards is recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are recognized as they occur.

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

For stock options with performance- and market-based vesting conditions, stock-based compensation expense begins to be recognized over the remaining service period when it is considered probable that the performance vesting condition will be satisfied. Prior to our IPO in September 2020, we had not recognized any stock-based compensation expense as the satisfaction of the performance condition was not considered probable. Upon the closing of our IPO, we recorded a cumulative stock-based compensation expense using the accelerated attribution method as the performance condition was satisfied. Stock-based compensation expense related to these options is not reversed if the achievement of the market-based vesting condition does not occur. The fair value of these stock options is estimated using the Monte Carlo simulation model.

The fair value of RSUs and PSUs with service- or performance-based vesting conditions is based on the market price of our common stock on the date of grant. The determination of the stock-based compensation expense related to PSUs with performance-based vesting conditions to be recognized requires the use of certain estimates and assumptions. At each reporting period, we reassess the probability of the achievement of corporate performance goals to estimate the number of shares to be released. Any increase or decrease in stock-based compensation expense resulting from an adjustment in the estimated shares to be released is treated as accumulative catch-up in the period of adjustment. If any of the assumptions or estimates used change significantly, stock-based compensation expense may differ materially from what we have recorded in the current period. The fair value of PSUs with market-based vesting conditions is estimated using the Monte Carlo simulation model. Stock-based compensation expense related to these PSUs is recognized using the accelerated attribution method and not reversed if the achievement of the market conditions does not occur.

Inventories

Inventory is stated at the lower of cost or net realizable value, with approximate costs determined on a first-in, first-out basis. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. The carrying value of inventories is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods.

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

As of December 31, 2021, we had $30.0 million in variable rate debt outstanding. The SVB Term Loan matures on November 1, 2025. Payments under the SVB Term Loan are for interest only through May 2023, and then 30 monthly principal and interest payments from June 2023 until maturity. The SVB Term Loan bears interest at a rate per annum equal to the greater of (A) 0.50% above the Prime Rate as reported in the Wall Street Journal then in effect (which shall not be less than zero) and (B) 3.75%. An immediate 100 basis point change in the prime rate would not have a material impact on our debt-related obligations, financial position or results of operations.

Foreign Currency Exchange Risk

Our expenses are generally denominated in USD. However, as certain of our Mexico-based manufacturing operations incur costs that are denominated in MXN, we are exposed to the risk of currency fluctuations between USD and MXN. To date, foreign currency transaction gains and losses have not been material to our financial statements.

Unfavorable changes in foreign exchange rates versus USD could increase our product costs, thus reducing our gross profit. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of USD to other currencies would have a material effect on operating results or financial condition.

Item 8. Financial Statements and Supplementary Data.

Outset Medical, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Outset Medical, Inc.:

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheets of Outset Medical, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Identification of performance obligations in certain revenue contracts

As discussed in Note 3 to the financial statements, the Company recorded $102,602 thousand of total revenues for the year ended December 31, 2021, of which $84,312 thousand related to product revenue, and $18,290 thousand related to service and other revenue. As discussed in Note 2 to the financial statements, the Company’s revenue is generated primarily from the sale of its products and services and contracts often include multiple performance obligations. Product revenue consists primarily of sales of the Tablo console and related consumables, including Tablo cartridges, used in treatment delivery. Service and other revenue consists primarily of revenue generated from console service contracts and other revenue from shipping and handling charged to customers. When a contract includes multiple performance obligations, determining whether the products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment by management.

We identified the evaluation of the Company’s identification of performance obligations in certain revenue contracts with customers as a critical audit matter. Evaluating whether the Company’s promises to transfer products or services are distinct performance obligations that should be accounted for separately required subjective auditor judgment due to the varying nature of the underlying promises and the associated contract terms.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process, including a control related to the Company’s review of customer contracts for the identification of performance obligations. In addition, for a sample of the Company’s recorded revenue, we evaluated the identification of performance obligations by reading the contract to understand its terms and conditions and considering the nature of the promises within the contract, and whether the promises were distinct from other promised goods and services.

/s/ KPMG LLP

We have served as the Company's auditor since 2011.

San Francisco, California

February 23, 2022

Outset Medical, Inc.

Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$182,348	$294,972
Short-term investments	157,140	19,898
Accounts receivable, net	25,600	6,468
Inventories	39,185	18,384
Prepaid expenses and other current assets	5,529	6,189
Total current assets	409,802	345,911
Restricted cash	33,311	33,311
Property and equipment, net	12,964	14,998
Operating lease right-of-use assets	7,231	8,253
Other assets	156	1,356
Total assets	$463,464	$403,829
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,763	$4,948
Accrued compensation and related benefits	24,948	16,845
Accrued expenses and other current liabilities	13,789	7,903
Accrued warranty liability	3,704	2,913
Deferred revenue, current	6,340	3,201
Operating lease liabilities, current	1,151	882
Total current liabilities	51,695	36,692
Accrued interest, noncurrent	721	240
Deferred revenue, noncurrent	312	570
Operating lease liabilities, noncurrent	6,893	8,044
Term loan, noncurrent	29,762	29,674
Total liabilities	89,383	75,220
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, and no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 300,000 shares authorized as of December 31, 2021 and 2020; 47,241 and 42,722 shares issued and outstanding as of December 31, 2021 and 2020, respectively	47	43
Additional paid-in capital	1,000,212	822,624
Accumulated other comprehensive (loss) income	(184)	1
Accumulated deficit	(625,994)	(494,059)
Total stockholders' equity	374,081	328,609
Total liabilities and stockholders' equity	$463,464	$403,829

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenue:
Product revenue	$84,312	$39,612	$13,750
Service and other revenue	18,290	10,323	1,328
Total revenue	102,602	49,935	15,078
Cost of revenue:
Cost of product revenue	84,639	57,035	27,164
Cost of service and other revenue	10,355	5,937	5,716
Total cost of revenue	94,994	62,972	32,880
Gross profit	7,608	(13,037)	(17,802)
Operating expenses:
Research and development	36,741	28,850	23,327
Sales and marketing	65,070	45,068	20,259
General and administrative	36,316	30,512	8,919
Total operating expenses	138,127	104,430	52,505
Loss from operations	(130,519)	(117,467)	(70,307)
Interest income and other income, net	498	526	2,485
Interest expense	(1,715)	(2,891)	(4,257)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(93)	3,800
Loss on extinguishment of term loan	—	(1,567)	—
Loss before provision for income taxes	(131,736)	(121,492)	(68,279)
Provision for income taxes	199	—	20
Net loss	$(131,935)	$(121,492)	$(68,299)

Net loss attributable to common stockholders, basic and diluted	$(131,935)	$(79,324)	$(85,461)
Net loss per share attributable to common stockholders, basic and diluted	$(2.89)	$(4.85)	$(99.58)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	45,589	16,358	858

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net loss	$(131,935)	$(121,492)	$(68,299)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(185)	(21)	82
Comprehensive loss	$(132,120)	$(121,513)	$(68,217)

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2018	147,214	392,284	789	1	—	(60)	(287,891)	(287,950)
Common stock warrant exercises	—	—	9	—	76	—	—	76
Adjustment to redemption value on redeemable convertible preferred stock	—	134,760	—	—	(966)	—	(133,794)	(134,760)
Gain on extinguishment of redeemable convertible preferred stock	—	(117,417)	—	—	—	—	117,417	117,417
Costs to adjust the redemption value on redeemable convertible preferred stock	—	(181)	—	—	—	—	—	—
Stock option exercises	—	—	124	—	364	—	—	364
Stock-based compensation expense	—	—	—	—	883	—	—	883
Unrealized gain on available-for-sale securities	—	—	—	—	—	82	—	82
Net loss	—	—	—	—	—	—	(68,299)	(68,299)
Balance as of December 31, 2019	147,214	409,446	922	1	357	22	(372,567)	(372,187)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	57,782	126,758	—	—	—	—	—	—
Issuance of common stock on settlement of accrued dividend	—	(41,763)	4,850	5	41,758	—	—	41,763
Deemed dividend on settlement of accrued dividend	—	(42,530)	—	—	42,530	—	—	42,530
Adjustment to redemption value on redeemable convertible preferred stock	—	362	—	—	(362)	—	—	(362)
Issuance of common stock upon net exercises of Series B redeemable convertible preferred stock warrants	—	—	65	—	—	—	—	—
Cash exercises of Series C redeemable convertible preferred stock warrants	1,655	4,288	—	—	—	—	—	—
Conversion of Series A redeemable convertible preferred stock warrants to common stock warrants	—	—	—	—	1,252	—	—	1,252
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(206,651)	(456,561)	26,167	26	456,535	—	—	456,561
Issuance of common stock upon initial public offering, net of issuance costs	—	—	10,294	10	254,795	—	—	254,805
Reclassification of redeemable convertible preferred stock warrant liability to equity	—	—	—	—	3,126	—	—	3,126
Issuance of common stock for settlement of RSUs	—	—	5	—	—	—	—	—
Stock option exercises	—	—	419	1	1,194	—	—	1,195
Stock-based compensation expense	—	—	—	—	21,439	—	—	21,439
Unrealized loss on available-for-sale securities	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(121,492)	(121,492)
Balance as of December 31, 2020	—	$—	42,722	$43	$822,624	$1	$(494,059)	$328,609
Issuance of common stock upon follow-on public offering, net of issuance costs	—	—	2,946	3	149,082	—	—	149,085
Issuance of common stock through employee stock purchase plan	—	—	116	—	3,434	—	—	3,434
Issuance of common stock for settlement of RSUs	—	—	19	—	—	—	—	—
Stock option exercises	—	—	1,438	1	7,627	—	—	7,628
Stock-based compensation expense	—	—	—	—	17,445	—	—	17,445
Unrealized loss on available-for-sale securities	—	—	—	—	—	(185)	—	(185)
Net loss	—	—	—	—	—	—	(131,935)	(131,935)
Balance as of December 31, 2021	—	$—	47,241	$47	$1,000,212	$(184)	$(625,994)	$374,081

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(131,935)	$(121,492)	$(68,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,162	3,159	1,484
Non-cash lease expense	1,022	596	451
Non-cash interest expense	569	641	893
Accretion (amortization) of discount (premium) on investments, net	1,972	50	(983)
Provision for accounts receivable	5	12	59
Provision for inventories	1,023	534	326
Loss on disposal of property and equipment	76	235	293
Stock-based compensation expense	17,445	21,439	883
Change in fair value of redeemable convertible preferred stock warrant liability	—	93	(3,800)
Loss on extinguishment of term loan	—	1,567	—
Changes in operating assets and liabilities:
Accounts receivable	(19,137)	(2,566)	(2,886)
Inventories	(22,042)	(16,287)	(5,020)
Prepaid expenses and other assets	1,860	(6,245)	(228)
Accounts payable	(3,066)	737	802
Accrued payroll and related benefits	8,103	9,889	3,119
Accrued expenses and other current liabilities	5,889	4,798	974
Accrued warranty liability	791	1,211	1,410
Deferred revenue	2,881	2,754	735
Accrued interest	—	(217)	—
Operating lease liabilities	(882)	77	(505)
Net cash used in operating activities	(130,264)	(99,015)	(70,292)
Cash flows from investing activities:
Purchases of property and equipment	(3,108)	(9,108)	(3,293)
Purchases of investment securities	(178,432)	(32,884)	(91,878)
Sales and maturities of investment securities	39,033	45,908	169,468
Net cash provided by (used in) investing activities	(142,507)	3,947	74,297
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial and follow-on public offerings, net of issuance costs	149,085	254,805	—
Proceeds from cash exercise of redeemable convertible preferred stock warrants	—	4,288	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	126,758	—
Proceeds from stock option exercises and employee stock purchase plan purchases	11,062	1,195	363
Proceeds from issuance of term loan, net of issuance costs	—	29,630	—
Repayment of term loan and extinguishment costs	—	(30,985)	—
Repayment of finance lease	—	(9)	(9)
Proceeds from exercise of common stock warrant	—	—	76
Payment of redeemable convertible preferred stock issuance costs	—	—	(181)
Net cash provided by financing activities	160,147	385,682	249
Net (decrease) increase in cash, cash equivalents and restricted cash	(112,624)	290,614	4,254
Cash, cash equivalents and restricted cash as of beginning of period	328,283	37,669	33,415
Cash, cash equivalents and restricted cash as of end of period	$215,659	$328,283	$37,669

Supplemental cash flow disclosures:
Cash paid for income taxes	$83	$19	$35
Cash paid for interest	$1,146	$3,270	$3,352
Cash paid for amounts included in the measurement of operating lease liabilities	$882	$—	$505

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$121	$323	$867
Transfer of inventories to property and equipment	$1,410	$2,131	$3,119
Right-of-use assets obtained in exchange for lease liabilities	$—	$8,849	$—
Deemed dividend on settlement of accrued dividend	$—	$42,530	$—
Adjustment to redemption value on redeemable convertible preferred stock	$—	$362	$134,760
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	$—	$456,561	$—
Reclassification of redeemable convertible preferred stock warrant liability for conversion of Series A redeemable preferred stock warrants into common stock warrants	$—	$1,252	$—
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	$—	$3,126	$—
Issuance of common stock on settlement of accrued dividend	$—	$41,763	$—
Gain on extinguishment of redeemable convertible preferred stock	$—	$—	$117,598
Transfer of property and equipment to inventories	$1,192	$—	$—
The accompanying notes are an integral part of these financial statements

Notes to Financial Statements

1. Description of Business

Outset Medical, Inc. is a medical technology company pioneering a first-of-its-kind technology to reduce the cost and complexity of dialysis. The Tablo® Hemodialysis System, FDA cleared for use from the hospital to the home, represents a significant technological advancement designed to transform the dialysis experience for patients and operationally simplify it for providers. Tablo serves as a single enterprise solution designed to be utilized across the continuum of care, allowing dialysis to be delivered anytime, anywhere, and by virtually anyone. The integration of water purification and on-demand dialysate production in a single 35-inch compact console enables Tablo to serve as a dialysis clinic on wheels. With a simple-to-use touchscreen interface, two-way wireless data transmission and a proprietary data analytics platform, Tablo is a new holistic approach to dialysis care. The Company’s headquarters are located in San Jose, CA.

The Company’s registration statement on Form S-1 related to its IPO was declared effective by the SEC on September 14, 2020, and the Company’s common stock began trading on the Nasdaq Global Select Market on September 15, 2020. Upon the completion of the IPO, the Company sold 10,294,000 shares of common stock (which included 1,343,000 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares in connection with the IPO) at a price to the public of $27.00 per share. Including the full exercise of the underwriters’ option to purchase additional shares, the Company received aggregate net proceeds of approximately $254.8 million after deducting offering costs, underwriting discounts and commissions of approximately $23.1 million.

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

Liquidity

Since inception, the Company has incurred net losses and negative cash flows from operations. The Company incurred net losses of $131.9 million, $121.5 million and $68.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, the Company had an accumulated deficit of $626.0 million.

As of December 31, 2021, the Company had cash, cash equivalents and short-term investments of $339.5 million, which are available to fund future operations, and restricted cash of $33.3 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. Management believes that the Company’s existing cash, cash equivalents and short-term investments, which include the proceeds from the IPO and the follow-on public offering, and cash generated from revenues from its products and services, will be sufficient to meet its anticipated needs for at least the next 12 months from the issuance date of the financial statements.

Basis of Presentation

The financial statements have been prepared in accordance with U.S. GAAP. All share amounts disclosed in the notes to the financial statements are rounded to the nearest thousand except for per share amounts.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses. These judgments, estimates and assumptions are used for, but not limited to, revenue recognition, allowance for doubtful accounts, inventory valuation and write-downs, warranty obligations, the fair value of equity awards, the valuation of investments, recoverability of the Company’s net deferred tax assets, and certain accrued expenses. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results may differ from those estimates under different assumptions or conditions and the differences may be material.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. Substantially all the Company’s cash and cash equivalents, restricted cash, and investments are held at one financial institution in the United States that management believes is of high credit quality. Such investments may, at times, exceed federally insured limits or may not be covered by deposit insurance at all. The Company has not experienced any credit losses on its cash and cash equivalents, restricted cash or short-term investments through December 31, 2021.

For the year ended December 31, 2021, two customers accounted for 30% and 15% of revenues, respectively. For the year ended December 31, 2020, three customers accounted for 22%, 19% and 16% of revenues, respectively. One customer accounted for 11% of revenues for the year ended December 31, 2019. Accounts receivable are unsecured and the Company does not require collateral; however, the Company does assess the collectability of accounts receivable based on a number of factors, including past transaction history with, and the creditworthiness of, the customer. Accordingly, the Company is exposed to credit risk associated with accounts receivable. One customer accounted for 10% of accounts receivable as of December 31, 2021. Two customers accounted for 22% and 16% of accounts receivable, respectively, as of December 31, 2020. To reduce risk, the Company closely monitors the amounts due from its customers and assesses the financial strength of its customers through a variety of methods that include, but are not limited to, engaging directly with customer operations and leadership personnel, visiting customer locations to observe operating activities, and assessing customer longevity and reputation in the marketplace. As a result, the Company believes that its accounts receivable credit risk exposure is limited. A material default in payment or a material reduction in purchases from these or any other large customers could have a material adverse impact on the Company’s financial condition, results of operations, and liquidity.

The Company has a manufacturing facility in Tijuana, Mexico which it operates in collaboration with its outsourced business administration service provider, TACNA, for the production of the Tablo console. The Company is subject to a number of risks associated with operating its Mexico-based manufacturing facility. The manufacturing operations at the facility may suffer disruptions from global or regional public health crises such as the ongoing COVID-19 pandemic, natural disasters, cyber security attacks, vandalism, terrorism or other political hostilities. Any such occurrences could negatively impact the Company’s ability to produce the Tablo console. The Company is also subject to a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to importation, exportation and taxation of goods, and U.S. laws and regulations relating to foreign operations. In addition, because certain of its Mexico-based manufacturing operations incur costs that are denominated in MXN, the Company is exposed to additional risk of currency fluctuations between USD and MXN, which could increase its product and labor costs, thus reducing its gross profit. To date, foreign currency transaction gains and losses have not been material to the Company’s financial statements.

The Company is subject to additional risks and uncertainties due to the COVID-19 pandemic. How long the pandemic, and measures intended to contain the spread of COVID-19, will continue remains uncertain and depends on ongoing developments, including but not limited to any resurgences of the virus including emerging variant strains, federal, state and local government actions taken in response, and continued availability, effectiveness and public acceptance of COVID-19 vaccines, as well as the extent and duration of the effect on the economy and how quickly and to what extent normal economic and operating conditions can resume. Additionally, the duration and severity of disruptions in the global supply chain, largely driven by high demand as the economy reopens and the ongoing impact of the pandemic, also remain uncertain and depend on various factors, including the effectiveness of recent government actions intended to mitigate these disruptions. As a result, the Company cannot predict what effect COVID-19, the associated containment measures and the related supply chain disruptions will ultimately have on its business and result of operations.

While the potential economic impact and duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could result in a reduction in the Company’s ability to access capital and delays in payments of outstanding receivables that could adversely affect our liquidity. In addition, a recession or market correction resulting from the spread COVID-19 could materially affect the Company's business and financial results. As of the date of issuance of the financial statements, the extent to which the COVID-19 pandemic may materially adversely affect the Company's financial condition, liquidity, or results of operations is uncertain.

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

The Company classifies financial instruments using a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. Management believes that its term loan bears interest at the prevailing market rates for instruments with similar characteristics; accordingly, the carrying value of this instrument approximates its fair value.

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and are stated at fair value.

The Company primarily holds corporate debt securities, commercial paper, and U.S. Treasury securities, and has the ability, if necessary, to liquidate any of its investments to meet its liquidity needs in the next 12 months, without significant penalty. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term investments on the accompanying balance sheets. Short-term investments have been classified as available-for-sale at the time of purchase. The Company evaluates the appropriate classification of its investments as of each balance sheet date.

The Company’s investment securities are recorded at fair value based on the fair value hierarchy. Money market funds and U.S. Treasury securities are classified within Level 1 of the fair value hierarchy. Other securities are classified within Level 2 of the fair value hierarchy. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss).

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

Accounts Receivable, Net

Accounts receivable are recorded at invoice value, net of any allowance for doubtful accounts. Estimates of the allowance for doubtful accounts are determined based on existing contractual payment terms, historical payment patterns of customers and individual customer circumstances. The allowance for doubtful accounts was not significant as of December 31, 2021 and 2020.

Inventories

Inventory is stated at the lower of cost or net realizable value, with approximate costs determined on a first-in, first-out basis. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. The carrying value of inventories is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded to cost of revenue on the Company’s statements of operations.

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

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no such impairment losses as of December 31, 2021 and 2020.

Leases

The Company determines if an arrangement is a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term. Operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable.

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

Revenue

The Company generates revenue primarily from contracts with customers for the sale of its products and services. Product revenue consists primarily of sales of the Tablo console and related consumables, including Tablo cartridges, used in treatment delivery. Service and other revenue consists primarily of revenue generated from consoles service contracts and other revenue from shipping and handling charged to customers.

Each customer contract defines our distinct performance obligations and the associated transaction price for each obligation. Tablo consoles and consumables are generally sold without the right of return. Revenue is recognized when a performance obligation is satisfied. Revenue from product sales is recognized at a point in time when management has determined that control has transferred to the customer, which is generally when legal title has transferred to the customer. Revenue from service contracts is recognized over time as the service is performed, typically evenly over the contract term. Certain contracts include variable consideration such as rebates, revenue for such contracts is recognized only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

The Company’s contracts with customers often include multiple performance obligations. For such contracts, the Company allocates the contracted transaction price to each performance obligation based upon the relative SSP. The Company determines the SSP based upon the facts and circumstances of each performance obligation (product or services), which often requires management's judgement. The Company uses an observable price to estimate SSP for items that are sold separately, including customer service agreements. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs. The Company may offer additional goods or services to customers at the inception of customer contracts at prices not at SSP. If such contracts result in a material right, the Company allocates part of the transaction price to that right and recognizes the associated revenue when those future goods and services are transferred to the customer. SSP is assigned based on the estimated value of the material right.

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

Stock-Based Compensation Expense

Stock-based compensation expense relates to stock options with a service-based vesting condition, stock options with performance and market-based vesting conditions, stock purchase rights under our ESPP, RSUs and PSUs with performance or market-based vesting conditions. Stock-based compensation expense for the Company’s stock-based awards is based on their grant date fair value.

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

The Black-Scholes model considers several variables and assumptions in estimating the fair value of service-based stock options and stock purchase rights under the ESPP. These variables include the per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield and expected stock price volatility over the expected term. For all service-based stock options granted, the Company calculates the expected term using the simplified method for “plain vanilla” stock option awards. The Company had no publicly available stock price information prior to the IPO and limited available stock price information subsequent to the IPO; therefore, the Company has used the historical volatility of the stock price of similar publicly traded peer companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term on the equity settled award.

For stock options with performance- and market-based vesting conditions, stock-based compensation expense begins to be recognized over the remaining service period when it is considered probable that the performance vesting condition will be satisfied. Prior to the IPO in September 2020, the Company had not recognized any stock-based compensation expense as the satisfaction of the performance condition was not considered probable. Upon the closing of the IPO, the Company recorded a cumulative stock-based compensation expense using the accelerated attribution method as the performance condition was satisfied. Stock-based compensation expense related to these options is recognized using the accelerated attribution method as the performance-based vesting condition and not reversed if the achievement of the market condition does not occur. The fair value of these stock options is estimated using the Monte Carlo simulation model.

RSUs with a service-based vesting condition granted to an optionee generally vest at a rate of 25% on the first anniversary of the original vesting date, with the balance vesting quarterly over the remaining three years. The fair value of RSUs and PSUs with a service- or performance-based vesting condition is based on the market price of the Company’s common stock on the date of grant. The determination of the stock-based compensation expense related to PSUs to be recognized in the Company’s statements of operations requires the use of certain estimates and assumptions. At each reported period, the Company reassesses the probability of the achievement of corporate performance goals to estimate the number of shares to be released. Any increase or decrease in stock-based compensation expense resulting from an adjustment in the estimated shares to be released is treated as accumulative catch-up in the period of adjustment. If any of the assumptions or estimates used change significantly, stock-based compensation expense may differ materially from what the Company has recorded in the current period. The fair value of PSUs with a market-based vesting condition is estimated using the Monte Carlo simulation model. Stock-based compensation expense related to these PSUs is recognized using the accelerated attribution method and not reversed if the achievement of the market conditions does not occur.

Research and Development

The Company expenses all research and development costs as incurred. These expenses include the costs of proprietary research and development efforts, quality engineering, clinical studies and trials and regulatory affairs. Costs primarily consist of compensation and personnel costs, consulting services, supplies and materials expenses, and allocated costs including facilities and information technology.

Advertising Costs

Advertising costs are expensed as incurred. The advertising costs for years ended December 31, 2021, 2020 and 2019 were not significant.

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

Employee Benefit Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their eligible compensation on a pre- or post-tax basis. The Company is authorized to make matching contributions but has not made such contributions for the years ended December 31, 2021, 2020 and 2019. Effective January 1, 2022, the Company began to match 100% of each employee’s contributions up to a maximum matching contribution equal to 2% of such employee’s eligible compensation, subject to the terms and limitations of the 401(k) plan and applicable law.

Segment

The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. The Company has operated a manufacturing facility in Mexico since 2020. The Company's long-lived tangible assets, net, as well as the Company's operating lease right-of-use assets recognized on the balance sheets, located in Mexico were $6.2 million as of December 31, 2021.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes, primarily by eliminating certain exceptions to ASC 740. The Company early adopted ASU 2019-12 on a modified retrospective basis as of January 1, 2021, which did not have a material impact on its financial statements.

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

3. Revenue from Contracts with Customers

Disaggregation of Revenue

Revenue by source consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Consoles	$65,133	$32,871	$12,187
Consumables	19,179	6,742	1,563
Total product revenue	84,312	39,612	13,750
Service and other revenue	18,290	10,323	1,328
Total revenue	$102,602	$49,935	$15,078

For the years ended December 31, 2021, 2020 and 2019, $4.7 million, $3.1 million and $0.5 million, respectively, of consoles revenue were from console operating lease arrangements. The remaining operating lease payments of $1.7 million as of December 31, 2021 will be recognized during the year ending December 31, 2022.

Remaining Performance Obligations and Contract Liabilities

As of December 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer service contracts that are unsatisfied or partially unsatisfied was $6.7 million, which is recorded as deferred revenue on the Company’s balance sheet. Of that amount, $6.3 million will be recognized as revenue during the year ended December 31, 2022, and $0.3 million thereafter.

The contract liabilities consist of deferred revenue which represents payments received in advance of revenue recognition. Revenue under these agreements is recognized over the related service period. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $3.2 million, $0.9 million, and $0.3 million, respectively, of previously deferred revenue.

4. Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		December 31, 2021
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$60,844	$—		$—	$60,844
Short-term investments:
U.S. Treasury securities	Level 1	18,064		‒	(60)	18,004
Corporate debt	Level 2	124,178	2		(125)	124,055
Commercial paper	Level 2	15,081	—		—	15,081
Total cash equivalents and short-term investments		$218,167	$2		$(185)	$217,984

		December 31, 2020
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$56,056	$—	$—	$56,056
Short-term investments:
U.S. Treasury securities	Level 1	14,999	1	—	15,000
Corporate debt	Level 2	4,898	—	—	4,898
Total cash equivalents and short-term investments		$75,953	$1	$—	$75,954

As of December 31, 2021, the remaining contractual maturities for short-term investments were as follows (in thousands):

Aggregate Fair Value
Due within one year	$135,766
After one but within five years	21,374
Total	$157,140

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

Impairment assessments are made at the individual security level at each reporting period. When the fair value of an available-for-sale security is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. There were no unrealized losses for securities in an unrealized loss position for more than 12 months as of December 31, 2021. During the years ended December 31, 2021, 2020 and 2019, the Company did not recognize other-than-temporary impairment losses related to its investment securities.

5. Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2021 and 2020, the restricted cash balance of $33.3 million primarily relates to contractual obligations under the SVB Loan and Security Agreement (see Note 7) and collateral for the building leases in San Jose, CA and Tijuana, Mexico (see Note 6). The restricted cash balance of $0.7 million as of December 31, 2019 relates to collateral for building leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sum to the total of the amounts shown in the statements of cash flows (in thousands):

	December 31,
	2021	2020	2019
Cash and cash equivalents	$182,348	$294,972	$36,926
Restricted cash	33,311	33,311	743
Total cash, cash equivalents and restricted cash	$215,659	$328,283	$37,669

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$18,114	$7,989
Work in process	6,054	6,200
Finished goods	15,017	4,195
Total inventories	$39,185	$18,384

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Tablos under operating leases	2,412	5,158
Computers and software	3,777	3,131
Furniture and fixtures	1,494	1,399
Machinery and equipment	7,197	4,496
Leasehold improvements	4,864	4,459
Construction in progress	874	1,343
Total property and equipment	20,618	19,986
Less: accumulated depreciation and amortization	(7,654)	(4,988)
Property and equipment, net	12,964	14,998

Total depreciation and amortization expense for the years ended December 31, 2021, 2020, and 2019 was $5.2 million, $3.2 million, and $1.5 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued inventory	$4,808	$3,576
Accrued research and development expenses	574	175
Accrued professional services	1,269	2,187
Accrued rebate	3,121	566
Other	4,017	1,399
Total accrued expenses and other current liabilities	$13,789	$7,903

Accrued Warranty Liability

The change in accrued warranty liability is presented in the following table (in thousands):

	December 31,
	2021	2020
Balance at the beginning of the period	$2,913	$1,702
Additions charged to cost of product revenue	7,310	4,858
Consumption	(6,519)	(3,647)
Balance at the end of the period	$3,704	$2,913

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

In May 2020, the Company entered into an operating lease agreement for its manufacturing facility in Tijuana, Mexico that commenced in May 2020 and will expire in August 2026. The Company took initial possession of the building with 48,437 square feet in May 2020 and subsequently took possession of the second space with 38,750 square feet in June 2021. This operating lease contains a free rent period and an escalation clause. The Company issued an irrevocable standby letter of credit in the amount of $3.0 million, in lieu of a cash security deposit. The letter of credit is fully secured by cash held at the bank in a restricted account.

Both leases include renewal options at the election of the Company to renew or extend the lease. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities.

The components of lease costs were as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
Operating lease costs	1,759	1,070	—
Variable lease costs	375	233	100
Short-term lease costs	180	371	520
Total lease costs	$2,314	$1,674	$620

The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2021	2020
Weighted-average remaining lease term (in years)	5.3	6.3
Weighted-average discount rate	8.7%	8.7%

The maturity of the Company’s operating lease liabilities as of December 31, 2021 were as follows (in thousands):

Years Ending December 31:
2022	$1,796
2023	1,856
2024	1,911
2025	1,969
Thereafter	2,523
Total lease payments	$10,055
Less: imputed interest	(2,011)
Present value of operating lease liabilities	$8,044
Operating lease liabilities, current	$1,151
Operating lease liabilities, noncurrent	$6,893

Purchase Commitments

The Company's commitments as of December 31, 2021 include an estimated amount of $68.6 million relating to the Company’s open purchase orders and contractual obligations that occur in the ordinary course of business, including commitments with contract manufacturers and suppliers for which the Company has not received the goods or services, commitments for capital expenditures, consulting activities for which the Company has not received the services, and subscription of software services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel within a reasonable period, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or performance of services.

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

7. Term Loans

Term loans consist of the following (in thousands):

	December 31,
	2021	2020
Principal of term loan	$30,000	$30,000
Unamortized debt discount	(238)	(326)
Total term loan, noncurrent	$29,762	$29,674

Perceptive Term Loans

In 2017, the Company entered into a senior, secured, delayed-draw term loan facility (the Perceptive Term Loan Agreement) with Perceptive Credit Holdings, LP, as the administrative agent and the collateral agent, for various related Perceptive group companies to borrow up to $40.0 million (the Perceptive Term Loans). The Perceptive Term Loans bore interest at a rate of 8.55%, plus the greater of the three-month London Inter-bank Offered Rate (LIBOR) and 2.00%.

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

The SVB Term Loan matures on November 1, 2025. Payments under the SVB Term Loan are for interest only through May 2023, and then 30 monthly principal and interest payments from June 2023 until maturity. The SVB Term Loan bears interest at a rate per annum equal to the greater of (A) 0.50% above the Prime Rate as reported in the Wall Street Journal then in effect (which shall not be less than zero) and (B) 3.75% (3.75% as of December 31, 2021). The Company is obligated to maintain a restricted cash balance greater or equal to the outstanding principal balance of $30.0 million of the SVB Term Loan.

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

Debt issuance costs paid directly to SVB and other debt issuance costs amounting to $0.4 million were accounted for as discounts on the SVB Term Loan. These debt discounts, along with the final payment fee, are being amortized over the term of the SVB Term Loan using the effective interest rate method. As of December 31, 2021, the unamortized debt discount was $0.2 million, which is recorded as a direct deduction from the SVB Term Loan on the balance sheets.

Aggregate annual payments due on the SVB Term Loan as of December 31, 2021 were as follows (in thousands):

Years Ending December 31:
2022	$1,141
2023	8,073
2024	12,667
2025	13,233
Total future payments	35,114
Less: amount representing interest	(3,089)
Less: final payment	(2,025)
Total term loan	30,000
Less: unamortized debt discount	(238)
Total term loan, net of debt discount	$29,762

8. Stockholders’ Equity

The Company has reserved shares of common stock for issuance as of December 31, 2021 as follows (in thousands):

Shares
Warrants to purchase common stock	63
Stock options outstanding	3,533
Restricted stock units outstanding	563
Performance stock units outstanding	110
Shares available for future purchase under ESPP	999
Shares available for future grant under 2020 Plan	4,415
Total reserved shares	9,683

9. Equity Incentive Plan

In 2019, the Company terminated the 2010 Stock Incentive Plan (the 2010 Plan) and adopted the 2019 Equity Incentive Plan (the 2019 Plan, and together with 2010 Plan, the Prior Plans) for the purpose of providing incentive and non-statutory stock options to employees, directors and certain non-employees.

In the third quarter of 2020, the Company adopted the 2020 Equity Incentive Plan (the 2020 Plan, and together with the Prior Plans, the Plans), which became effective in connection with the IPO. As a result, the Company may not grant any additional awards under the Prior Plans. The Prior Plans will continue to govern outstanding equity awards previously granted thereunder. The Company has initially reserved 3,665,000 shares of common stock for the issuance of awards under the 2020 Plan. In addition, the number of shares of common stock available under the 2020 Plan automatically increases on the first day of each fiscal year until (and including) the fiscal year ending December 31, 2030, with such annual increase equal to an amount equal to the lesser of (i) 4% of the number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year, and (ii) an amount determined by the Company’s board of directors. On January 1, 2021, the number of shares of common stock reserved for the issuance of awards under the 2020 Plan was increased by 1,709,000 shares as a result of the automatic increase pursuant to the 2020 Plan.

Options under the 2020 Plan have a contractual term of 10 years. The exercise price of an option shall not be less than 100% of the fair market value of the shares on the date of grant.

Stock Options

A summary of the Company’s stock option activity under the Plans is set forth below (in thousands, except exercise price and remaining contractual life data):

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Terms (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	4,763	$6.35
Granted	634	$47.91
Exercised	(1,437)	$5.31
Forfeited and expired	(427)	$19.58
Balance as of December 31, 2021	3,533	$12.63	6.82	$119,959
Exercisable as of December 31, 2021	2,453	$5.42	6.07	$99,853

The weighted average grant date fair value of options granted to employees was $24.74, $7.97, and $2.77 per share during the years ended December 31, 2021, 2020 and 2019, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $61.0 million, $8.2 million, and $0.2 million, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The total fair value of options that vested during the years ended December 31, 2021, 2020 and 2019 was $24.5 million, $3.3 million, and $0.7 million, respectively. As of December 31, 2021, the total unrecognized stock-based compensation expense related to the stock options was $14.0 million, which will be recognized over a weighted-average period of 2.63 years.

Stock Options with Performance and Market Conditions

As of December 31, 2020, the Company had 1,933,000 shares of outstanding stock options with performance- and market-based vesting conditions. The options were scheduled to vest over the requisite service period if the Company achieves both (i) a performance condition tied to a liquidity event, which includes the effectiveness of an IPO, and (ii) certain market conditions, provided the optionee is providing services on the date of the event. As of December 31, 2021, all outstanding options with these conditions were fully vested and related stock-based compensation was recognized in full. For the years ended December 31, 2021 and 2020, the Company recorded stock-based compensation expense of $4.3 million and $18.5 million, respectively, related to these stock options. No such expense was recorded for the year ended December 31, 2019 as the performance-based vesting condition was not satisfied until the closing of the IPO in September 2020.

The fair value of each stock option grant is estimated on the date of grant using the following assumptions for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Expected term (in years)	5.95 – 6.08	5.06 – 10.00	4.97 – 5.05
Expected volatility	53.9% – 55.3%	52.1% – 62.7%	49.3% – 50.9%
Risk-free interest rate	0.66% – 1.36%	0.35% – 1.54%	1.57% – 2.48%
Dividend yield	0%	0%	0%

Restricted Stock

The Company issues RSUs and PSUs, both of which are considered restricted stock. The Company grants restricted stock pursuant to the 2020 Plan and satisfies such grants through the issuance of new shares. RSUs are share awards that, upon vesting, will deliver to the holder shares of our common stock. The PSUs may vest upon the achievement of specified revenue targets (performance-based vesting conditions) or specified market stock prices (market-based vesting conditions) and continued performance of services. Certain PSUs with performance-based vesting conditions vest in a range between 0% and 200% of the units approved based on the performance relative to specified revenue targets.

Restricted stock activity was as follows (in thousands, except per share amounts):

	Restricted Stock Units	Performance Stock Units	Weighted-Average Grant Date Fair Value Per Share
	(RSU)	(PSU)	RSU	PSU
Outstanding as of December 31, 2020	44	25	$52.32	$52.55
Granted	639	85	$47.78	$46.22
Vested	(19)	—	$51.03	$—
Forfeited	(101)	—	$48.04	$—
Outstanding as of December 31, 2021	563	110	$47.98	$47.65

The total grant date fair value of RSUs vested for the years ended December 31, 2021 and 2020 were $1.0 million and $0.2 million, respectively. There were no RSUs granted prior to 2020. As of December 31, 2021, the total unrecognized stock-based compensation expense related to the RSUs was $22.6 million, which will be recognized over a weighted-average period of 3.12 years.

As of December 31, 2021, the total unrecognized stock-based compensation expense related to the PSUs with market-based vesting conditions was $1.3 million, which will be recognized over a weighted-average period of 1.25 years.

Employees Stock Purchase Plan (ESPP)

In the third quarter of 2020, the Company adopted the ESPP. The Company has initially reserved 687,000 shares of common stock for purchase under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP increases automatically on the first day of each fiscal year until (and including) the fiscal year ending December 31, 2030, with such annual increase equal to the lesser of (i) 687,000 shares, (ii) 1% of the number of common stock issued and outstanding on December 31 of the immediately preceding fiscal year, and (iii) an amount determined by the Company’s board of directors. On January 1, 2021, the number of shares of common stock reserved for purchase under the ESPP was increased by 427,000 shares as a result of the automatic increase pursuant to the ESPP.

Subject to any limitations contained therein, the ESPP allows eligible participants to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s common stock at a purchase price equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. The ESPP generally provides for consecutive 6-month offering periods. Effective beginning with the offering period commencing on March 1, 2022, the ESPP allows eligible participants to purchase shares pursuant to a cashless exercise program, and the duration for each offering period will be a 24-month period consisting of four separate consecutive purchase periods of approximately six months in length. This includes a two-year look-back feature in the ESPP, with a reset feature, which causes the offering period to reset if the fair value of the Company’s common stock on the first day of a new offering period is less than that on the original offering date.

The fair value of the stock purchase rights under the ESPP is estimated using the Black-Scholes option pricing model. The weighted average grant date fair value and assumptions used in estimating the fair value of the stock purchase rights under the ESPP were as follows:

	Years Ended December 31,
	2021	2020
Expected term (in years)	0.50	0.47
Expected volatility	41.0% – 43.8%	57.0%
Risk-free interest rate	0.06% – 0.07%	0.12%
Dividend yield	0%	0%
Grant Date Fair Value	$13.25 – $13.95	$8.00

During the years ended December 31, 2021 and 2020, 116,000 and zero shares of common stock were purchased pursuant to the ESPP, respectively. As of December 31, 2021, the total unrecognized stock-based compensation expense related to the ESPP was $0.2 million, which will be recognized over a weighted-average period of 0.17 years.

Stock-based Compensation Expense

The following table sets forth stock-based compensation expense included in the Company’s statements of operations (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of revenue	$269	$255	$5
Research and development	3,809	4,615	328
Sales and marketing	5,897	4,423	172
General and administrative	7,470	12,146	378
Total stock-based compensation expense	$17,445	$21,439	$883

10. Income Taxes

Loss before provision for income taxes were as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020	2019
Domestic	$(128,400)	$(121,492)	$(68,299)
Foreign	(3,336)	—	—
Loss before provision for income taxes	$(131,736)	$(121,492)	$(68,299)

The provision for income taxes was $0.2 million for the years ended December 31, 2021, which related to foreign income taxes. For years ended December 31, 2020 and 2019, the provision for income taxes were insignificant. The Company has incurred net operating losses for all periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes	1.3	3.8	7.8
Change in valuation allowance	(22.8)	(23.3)	(28.5)
Federal and state tax credits	1.2	1.0	0.9
Stock-based compensation expense	8.1	1.2	—
Non-deductible permanent expenses	(0.1)	(0.2)	(1.2)
Effect of deferred tax adjustment	(0.7)	(1.4)	—
Non-deductible compensation	(8.2)	(2.1)	—
Effective income tax rate	(0.2)%	—%	—%

Deferred tax assets and liabilities

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities were as follows as of the dates indicated (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$102,094	$76,838
Tax credits	11,767	10,039
Accrual and reserves	3,573	2,392
Tangible and intangible assets	20,249	19,090
Stock-based compensation expense	3,566	2,843
Lease liabilities	1,955	1,733
Other deferred tax asset	282	—
Gross deferred tax assets	143,486	112,935
Valuation allowance	(141,729)	(111,061)
Net deferred tax assets	$1,757	$1,874

	December 31,
	2021	2020
Deferred tax liabilities:
Right-of-use assets	$(1,757)	$(1,874)
Gross deferred tax liabilities	$(1,757)	$(1,874)

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company has established a valuation allowance to offset deferred tax assets as of December 31, 2021 and 2020 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The valuation allowance increased by $30.7 million, $28.4 million and $23.7 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2021, the Company had a net operating loss carryforward for federal income tax purposes of $409.0 million. Federal net operating losses of $281.2 million incurred after 2017 do not expire but usage is limited to 80% of taxable income. The remaining $127.8 million of federal net operating loss carryforward will begin to expire in 2024 and continue to expire through 2037. The Company had a total state net operating loss carryforward of $213.7 million. State net operating losses of $53.2 million do not expire. The remaining state net operating loss carryforward of $160.5 million will begin to expire in 2022 and continue to expire through 2041.

The Company had federal research and development credits of $6.6 million, which will begin to expire in 2030 and state research and development credits of $5.1 million which have no expiration date. These tax credits are subject to the same limitations discussed above.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be significantly reduced. The Company’s deferred tax asset and related valuation allowance would be reduced, as a result. The Company has not performed a Section 382 study to determine the amount of reduction, if any. Unrecognized tax benefits at December 31, 2021 have been recorded as an offset to federal and state research and development credit carryforwards.

Unrecognized Tax Benefits

A reconciliation of the total unrecognized tax benefits for the periods presented was as follows (in thousands):

	December 31,
	2021	2020
Balance, beginning of year	$1,582	$1,020
Decrease related to current year positions	—
Increase related to current year positions	608	562
Balance, end of year	$2,190	$1,582

The Company does not have any material accrued interest or penalties associated with unrecognized tax benefits. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

The Company files income tax returns in the United States and various states and Mexico. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. All tax returns remain open for examination by federal, state, and foreign authorities for three, four, and five years, respectively, from the date of utilization of any net operating loss or credits.

11. Net Loss per Share Attributable to Common Stockholders

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(131,935)	$(121,492)	$(68,299)
Adjustment to redemption value on redeemable convertible preferred stock	—	(362)	(134,760)
Deemed dividend on settlement of accrued dividend	—	42,530	—
Gain on extinguishment of redeemable convertible preferred stock	—	—	117,598
Net loss attributable to common stockholders, basic and diluted	$(131,935)	$(79,324)	$(85,461)
Denominator:
Weighted-average shares of common stock, basic and diluted	45,589	16,358	858
Net loss per share attributable to common stockholders, basic and diluted	$(2.89)	$(4.85)	$(99.58)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Years Ended December 31,
	2021	2020	2019
Stock options to purchase common stock	3,533	4,763	3,757
Warrant to purchase common stock	63	63	—
Restricted stock units	581	—	—
Shares committed under ESPP	37	52	—
Performance stock units	17	—	—
Redeemable convertible preferred stock, on an as-if converted basis	—	—	18,634
Warrants to purchase redeemable convertible preferred stock	—	—	599
Total	4,231	4,878	22,990

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The rules define internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by an independent registered public accounting firm, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

The remaining information required by this Item 10 is incorporated by reference from the sections entitled “Board and Corporate Governance Matters,” “Audit Matters” and “Delinquent Section 16(a) Reports” to be included in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders within 120 days of our fiscal year ended December 31, 2021 (the Proxy Statement).

Item 11. Executive Compensation.

The information required by this Item 11 will be set forth in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” to be included in the Proxy Statement and is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Form of Amended and Restated Certificate of Incorporation of Outset Medical, Inc.	S-1/A	333-248225	3.1	September 9, 2020
3.2	Form of Amended and Restated Bylaws of Outset Medical, Inc.	S-1/A	333-248225	3.2	September 9, 2020
4.1	Form of Common Stock Certificate	S-1/A	333-248225	4.1	September 9, 2020
4.2	Amended and Restated Registration Rights Agreement	S-1	333-248225	4.2	August 21, 2020
4.3	Form of Series A Warrant Agreement #1	S-1	333-248225	4.3	August 21, 2020
4.4	Form of Series A Warrant Agreement #2	S-1	333-248225	4.4	August 21, 2020
4.5	Description of Outset Medical, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	001-39513	4.5	March 22, 2021
10.1†	Form of Indemnification Agreement	S-1/A	333-248225	10.1	September 9, 2020
10.2†	Outset Medical, Inc. 2010 Equity Incentive Plan and related form agreements	S-1	333-248225	10.2	August 21, 2020
10.3†	Outset Medical, Inc. 2019 Equity Incentive Plan and related form agreements	S-1	333-248225	10.3	August 21, 2020
10.4†	Outset Medical, Inc. 2020 Equity Incentive Plan	S-1/A	333-248225	10.4	September 9, 2020
10.5†	Form of Stock Option Grant Notice and Option Agreement for Outset Medical, Inc. 2020 Equity Incentive Plan	10-K	001-39513	10.5	March 22, 2021
10.6†	Form of Restricted Stock Unit Award Grant Notice and Award Agreement for Outset Medical, Inc. 2020 Equity Incentive Plan	10-K	001-39513	10.6	March 22, 2021
10.7†	Form of Restricted Stock Award Grant Notice and Award Agreement for Outset Medical, Inc. 2020 Equity Incentive Plan	10-K	001-39513	10.7	March 22, 2021
10.8†	Form of Performance Stock Unit Award Grant Notice and Award Agreement for Outset Medical, Inc. 2020 Equity Incentive Plan	10-K	001-39513	10.8	March 22, 2021
10.9†*	Outset Medical, Inc. 2020 Employee Stock Purchase Plan, as amended and restated
10.10†	Employment Agreement by and between Outset Medical and Leslie Trigg, dated as of February 23, 2015	S-1	333-248225	10.6	August 21, 2020
10.11†	Form of Amended and Restated Change in Control and Severance Agreement for Chief Executive Officer	S-1/A	333-248225	10.7	September 9, 2020
10.12†	Form of Amended and Restated Change in Control and Severance Agreement for non-Chief Executive Officer executive officers	S-1/A	333-248225	10.8	September 9, 2020
10.13#	Lease by and between WH Silicon Valley IV LP and Outset Medical, Inc., dated as of September 19, 2019	S-1	333-248225	10.10	August 21, 2020
10.14#	Sublease Agreement by and among Inmobiliaria IAMSA, S.A. de C.V. (Sublessor), Baja Fur S.A. de C.V. (Sublessee) and Outset Medical, Inc. (Guarantor), dated as of May 5, 2020	S-1	333-248225	10.11	August 21, 2020
10.15#	First Amendment Agreement by and among Inmobiliaria IAMSA, S.A. de C.V. (Sublessor), Baja Fur S.A. de C.V. (Sublessee) and Outset Medical, Inc. (Guarantor), dated as of June 26, 2020	S-1	333-248225	10.12	August 21, 2020
10.16#	Guaranty by and between Inmobiliaria IAMSA, S.A. de C.V. and Outset Medical, Inc dated as of May 6, 2020	S-1	333-248225	10.13	August 21, 2020
10.17#	Loan and Security Agreement by and between Silicon Valley Bank and Outset Medical, Inc. dated as of July 2, 2020	S-1	333-248225	10.14	August 21, 2020

10.18#	Manufacturing Services Agreement by and between TACNA Services, Inc. and Outset Medical, Inc. dated as of January 15, 2020	S-1	333-248225	10.17	August 21, 2020
10.19#	Authorized Reseller Agreement by and between SDV Office Systems, LLC dba SDV Medical and Outset Medical, Inc. dated as of October 14, 2019	S-1	333-248225	10.18	August 21, 2020
10.20#	Amendment 1 to the Authorized Reseller Agreement by and between SDV Office Systems, LLC dba SDV Medical and Outset Medical, Inc. dated as of March 26, 2020	S-1	333-248225	10.19	August 21, 2020
10.21#	Amendment 2 to the Authorized Reseller Agreement by and between SDV Office Systems, LLC dba SDV Medical and Outset Medical, Inc. dated as of May 6, 2020	S-1	333-248225	10.20	August 21, 2020
10.22#	Purchasing Agreement by and between HCA Management Services, L.P. and Outset Medical, Inc. dated as of May 1, 2020	S-1	333-248225	10.21	August 21, 2020
10.23#	Award/Contract from the Biomedical Advanced Research and Development Authority to Outset Medical, Inc., effective September 30, 2019	S-1	333-248225	10.22	August 21, 2020
10.24#	Amendment of Solicitation/Modification of Contract from the Biomedical Advanced Research and Development Authority to Outset Medical, Inc., effective May 9, 2020	S-1	333-248225	10.23	August 21, 2020
10.25#	Solicitation/Contract/Order for Commercial Items from ASPR/SNS to Outset Medical, Inc., effective August 17, 2020	S-1/A	333-248225	10.24	September 9, 2020
10.26#	Amendment to Solicitation/Modification of Contract from ASPR-BARDA to Outset Medical, Inc., dated November 25, 2020	10-K	001-39513	10.29	March 22, 2021
10.27#	Supply Agreement by and between Carlisle Interconnect Technologies, Inc. and Outset Medical, Inc., dated January 12, 2021	10-K	001-39513	10.30	March 22, 2021
23.1*	Consent of KPMG LLP, independent registered public accounting firm
24.1*	Power of Attorney (included on the signature page)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith

† Indicates a management contract or compensatory plan or arrangement.

# Portions of the exhibit have been or will be excluded because it is both not material and is the type of information that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Outset Medical, Inc.

Date: February 23, 2022	By:	/s/ Leslie Trigg
Leslie Trigg
President and Chief Executive Officer; Chair of the Board

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leslie Trigg and Nabeel Ahmed, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leslie Trigg	President and Chief Executive Officer; Chair of the Board (Principal Executive Officer)	February 23, 2022
Leslie Trigg
/s/ Nabeel Ahmed	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2022
Nabeel Ahmed
/s/ D. Keith Grossman	Lead Independent Director	February 23, 2022
D. Keith Grossman
/s/ Karen Drexler	Director	February 23, 2022
Karen Drexler
/s/ Patrick T. Hackett	Director	February 23, 2022
Patrick T. Hackett
/s/ Jim Hinrichs	Director	February 23, 2022
Jim Hinrichs

/s/ Andrea L. Saia	Director	February 23, 2022
Andrea L. Saia

/s/ Catherine Szyman	Director	February 23, 2022
Catherine Szyman