Form 10-Q
period 2022-03-31
Outset Medical, Inc.
filed 2022-05-05
CIK 1484612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 22, 2022, the registrant had 47,794,265 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Outset Medical, Inc.

Condensed Balance Sheets

(in thousands, except per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$114,346	$182,348
Short-term investments	187,921	157,140
Accounts receivable, net	26,899	25,600
Inventories	42,873	39,185
Prepaid expenses and other current assets	5,387	5,529
Total current assets	377,426	409,802
Restricted cash	33,311	33,311
Property and equipment, net	13,882	12,964
Operating lease right-of-use assets	6,962	7,231
Other assets	161	156
Total assets	$431,742	$463,464
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,149	$1,763
Accrued compensation and related benefits	13,478	24,948
Accrued expenses and other current liabilities	18,610	13,789
Accrued warranty liability	3,628	3,704
Deferred revenue, current	6,833	6,340
Operating lease liabilities, current	1,192	1,151
Total current liabilities	48,890	51,695
Accrued interest, noncurrent	840	721
Deferred revenue, noncurrent	194	312
Operating lease liabilities, noncurrent	6,581	6,893
Term loan, noncurrent	29,784	29,762
Total liabilities	86,289	89,383
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, and no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 300,000 shares authorized as of March 31, 2022 and December 31, 2021; 47,712 and 47,241 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	48	47
Additional paid-in capital	1,008,940	1,000,212
Accumulated other comprehensive loss	(649)	(184)
Accumulated deficit	(662,886)	(625,994)
Total stockholders' equity	345,453	374,081
Total liabilities and stockholders' equity	$431,742	$463,464

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product revenue	$25,664	$18,210
Service and other revenue	4,886	4,706
Total revenue	30,550	22,916
Cost of revenue:
Cost of product revenue	23,110	20,577
Cost of service and other revenue	2,998	2,050
Total cost of revenue	26,108	22,627
Gross profit	4,442	289
Operating expenses:
Research and development	10,831	7,570
Sales and marketing	20,377	13,149
General and administrative	9,709	9,246
Total operating expenses	40,917	29,965
Loss from operations	(36,475)	(29,676)
Interest income and other income, net	120	112
Interest expense	(422)	(422)
Loss before provision for income taxes	(36,777)	(29,986)
Provision for income taxes	115	39
Net loss	$(36,892)	$(30,025)

Net loss per share, basic and diluted	$(0.78)	$(0.70)
Shares used in computing net loss per share, basic and diluted	47,487	42,760

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(36,892)	$(30,025)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(465)	(9)
Comprehensive loss	$(37,357)	$(30,034)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	47,241	$47	$1,000,212	$(184)	$(625,994)	$374,081
Issuance of common stock through employee stock purchase plan	55	—	2,063	—	—	2,063
Issuance of common stock for settlement of RSUs	88	—	—	—	—	—
Stock option exercises	328	1	1,659	—	—	1,660
Stock-based compensation expense	—	—	5,006	—	—	5,006
Unrealized loss on available-for-sale securities	—	—	—	(465)	—	(465)
Net loss	—	—	—	—	(36,892)	(36,892)
Balance as of March 31, 2022	47,712	$48	$1,008,940	$(649)	$(662,886)	$345,453

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	42,722	$43	$822,624	$1	$(494,059)	$328,609
Issuance of common stock through employee stock purchase plan	80	—	1,838	—	—	1,838
Stock option exercises	86	—	380	—	—	380
Stock-based compensation expense	—	—	5,852	—	—	5,852
Unrealized loss on available-for-sale securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(30,025)	(30,025)
Balance as of March 31, 2021	42,888	$43	$830,694	$(8)	$(524,084)	$306,645

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(36,892)	$(30,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,006	5,852
Depreciation and amortization	1,262	1,246
Non-cash lease expense	269	249
Non-cash interest expense	140	140
Accretion of discount on investments, net	667	60
Provision for inventories	496	115
Other non-cash items	3	5
Changes in operating assets and liabilities:
Accounts receivable	(1,299)	(5,646)
Inventories	(4,184)	(7,247)
Prepaid expenses and other assets	137	(981)
Accounts payable	3,276	1,613
Accrued payroll and related benefits	(11,470)	(4,244)
Accrued expenses and other current liabilities	4,226	164
Accrued warranty liability	(76)	(53)
Deferred revenue	375	305
Operating lease liabilities	(271)	(169)
Net cash used in operating activities	(38,335)	(38,616)
Cash flows from investing activities:
Purchases of property and equipment	(1,478)	(919)
Purchases of investment securities	(64,712)	(25,788)
Sales and maturities of investment securities	32,800	19,900
Net cash used in investing activities	(33,390)	(6,807)
Cash flows from financing activities:
Proceeds from stock option exercises and employee stock purchase plan purchases	3,723	2,218
Net cash provided by financing activities	3,723	2,218
Net decrease in cash, cash equivalents and restricted cash	(68,002)	(43,205)
Cash, cash equivalents and restricted cash as of beginning of period	215,659	328,283
Cash, cash equivalents and restricted cash as of end of period	$147,657	$285,078

Supplemental cash flow disclosures:
Cash paid for income taxes	$205	$—
Cash paid for interest	$282	$282
Cash paid for amounts included in the measurement of operating lease liabilities	$271	$169
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$907	$238
Transfer of inventories to property and equipment	$—	$962

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Notes to Condensed Financial Statements

1. Description of Business

Outset Medical, Inc. (the Company) is a medical technology company pioneering a first-of-its-kind technology to reduce the cost and complexity of dialysis. The Tablo® Hemodialysis System (Tablo), cleared by the U.S. Food and Drug Administration (FDA) for use from the hospital to the home, represents a significant technological advancement designed to transform the dialysis experience for patients and operationally simplify it for providers. Tablo serves as a single enterprise solution designed to be utilized across the continuum of care, allowing dialysis to be delivered anytime, anywhere, and by virtually anyone. The integration of water purification and on-demand dialysate production in a single 35-inch compact console enables Tablo to serve as a dialysis clinic on wheels. With a simple-to-use touchscreen interface, two-way wireless data transmission and a proprietary data analytics platform, Tablo is a new holistic approach to dialysis care. The Company’s headquarters are located in San Jose, CA.

Liquidity

Since inception, the Company has incurred net losses and negative cash flows from operations. During the three months ended March 31, 2022 and 2021, the Company incurred a net loss of $36.9 million and $30.0 million, respectively. As of March 31, 2022, the Company had an accumulated deficit of $662.9 million.

As of March 31, 2022, the Company had cash, cash equivalents and short-term investments of $302.3 million, which are available to fund future operations, and restricted cash of $33.3 million, for a total cash, cash equivalents, restricted cash and short-term investments balance of $335.6 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. Management believes that the Company’s existing cash, cash equivalents, short-term investments and cash generated from sales, will be sufficient to meet its anticipated needs for at least the next 12 months from the issuance date of the accompanying condensed financial statements.

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, that are necessary for the fair statement of the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three-month period are also unaudited. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations to be anticipated for any other future annual or interim period. The condensed balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2021, which are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on February 23, 2022 (2021 Annual Report).

All share amounts disclosed in the notes to the condensed financial statements are rounded to the nearest thousand except for per share data.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2022, there have been no material changes to the Company’s significant accounting policies as described in its 2021 Annual Report that have had a material impact on the Company’s condensed financial statements and related notes.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. ASU 2016-13 will be effective for the Company beginning January 1, 2023. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its financial statements.

3. Revenue and Deferred Revenue

Disaggregation of Revenue

Revenue by source consists of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Consoles	$18,051	$14,766
Consumables	7,613	3,444
Total product revenue	25,664	18,210
Service and other revenue	4,886	4,706
Total revenue	$30,550	$22,916

For the three months ended March 31, 2022, $0.7 million of consoles revenue was from console operating lease arrangements, compared to $1.3 million for the three months ended March 31, 2021.

Remaining Performance Obligations and Contract Liabilities

As of March 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer service contracts that are unsatisfied or partially unsatisfied was $7.0 million, which is recorded as deferred revenue on the Company’s condensed balance sheets. Of that amount, $6.8 million will be recognized as revenue during the next 12 months and $0.2 million thereafter.

The contract liabilities consist of deferred revenue which represents payments received in advance of revenue recognition. Revenue under these agreements is recognized over the related service period. During the three months ended March 31, 2022, the Company recognized $2.5 million of previously deferred revenue.

4. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		March 31, 2022
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$32,747	$—	$—	$32,747
Short-term investments:
U.S. Treasury securities	Level 1	68,129	2	(275)	67,856
Corporate debt	Level 2	109,752	2	(378)	109,376
Commercial paper	Level 2	10,689	—	—	10,689
Total cash equivalents and short-term investments		$221,317	$4	$(653)	$220,668

		December 31, 2021
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$60,844	$—	$—	$60,844
Short-term investments:
U.S. Treasury securities	Level 1	18,064	—	(60)	18,004
Corporate debt	Level 2	124,178	2	(125)	124,055
Commercial paper	Level 2	15,081	—	—	15,081
Total cash equivalents and short-term investments		$218,167	$2	$(185)	$217,984

As of March 31, 2022, the remaining contractual maturities for available-for-sale securities were between one month to twelve months.

Impairment assessments are made at the individual security level at each reporting period. When the fair value of an available-for-sale security is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. There were no unrealized losses for securities in an unrealized loss position for more than 12 months as of March 31, 2022. During the three months ended March 31, 2022 and 2021, the Company did not recognize other-than-temporary impairment losses related to its investment securities.

5. Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

As of March 31, 2022 and December 31, 2021, the restricted cash balance of $33.3 million primarily relates to contractual obligations under the SVB Loan and Security Agreement (see Note 7) and collateral for building leases in San Jose, CA and Tijuana Mexico.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sum to the total of the amounts shown in the accompanying condensed statements of cash flows (in thousands):

	March 31,
	2022	2021
Cash and cash equivalents	$114,346	$251,767
Restricted cash	33,311	33,311
Total cash, cash equivalents and restricted cash	$147,657	$285,078

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$15,970	$18,114
Work in process	9,501	6,054
Finished goods	17,402	15,017
Total inventories	$42,873	$39,185

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued inventory	$6,730	$4,808
Accrued research and development expenses	802	574
Accrued professional services	1,510	1,269
Accrued rebate	3,449	3,121
Other	6,119	4,017
Total accrued expenses and other current liabilities	$18,610	$13,789

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

7. Term Loan

Term loan consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Principal of term loan	$30,000	$30,000
Unamortized debt discount	(216)	(238)
Total term loan, noncurrent	$29,784	$29,762

SVB Loan and Security Agreement

On July 2, 2020, the Company entered into a senior secured term loan facility with Silicon Valley Bank (SVB) (the SVB Loan and Security Agreement), which provides for a $30.0 million term loan (the SVB Term Loan).

The SVB Term Loan matures on November 1, 2025. Payments under the SVB Term Loan are for interest only through May 2023, and then 30 monthly principal and interest payments from June 2023 until maturity. The SVB Term Loan bears interest at the greater of (A) 0.5% above the Prime Rate as reported in the Wall Street Journal and (B) 3.75% (4.00% as of March 31, 2022). The Company is obligated to maintain a restricted cash balance greater or equal to the outstanding principal balance of $30.0 million of the SVB Term Loan.

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

8. Equity Incentive Plan

Equity Incentive Plans

On January 1, 2022, the number of shares of common stock reserved for the issuance of awards under the Company’s 2020 Equity Incentive Plan (the 2020 Plan) was increased by 1,890,000 shares as a result of the automatic increase pursuant to the 2020 Plan. As of March 31, 2022, 5,524,000 shares were reserved for future issuance under the 2020 Plan.

Employees Share Purchase Plan (ESPP)

On January 1, 2022, the number of shares of common stock reserved for purchase under the Company’s ESPP was increased by 472,000 shares as a result of the automatic increase pursuant to the ESPP. As of March 31, 2022, 1,416,000 shares of common stock were reserved for issuance in connection with the current and future offering periods under the ESPP.

Restricted Stock

The Company issues restricted stock units (RSUs) and performance stock units (PSUs), both of which are considered restricted stock. The Company grants restricted stock pursuant to the 2020 Plan and satisfies such grants through the issuance of new shares. RSUs are share awards that, upon vesting, will deliver to the holder shares of our common stock.

RSUs with a service-based vesting condition granted to a grantee, beginning in February 2022, generally vest over a three year period as follows either: (i) 25% on the first anniversary of the original vesting date, 25% quarterly over the course of the second year, and 50% quarterly over the course of the third year, or (ii) 33% on the first anniversary of the original vesting date, with the balance vesting quarterly over the remaining two years. Prior to February 2022, RSUs with a service-based vesting condition granted to a grantee generally vest at a rate of 25% on the first anniversary of the original vesting date, with the balance vesting quarterly over the remaining three years.

In 2022, the Company issued a mix of 50% PSUs and 50% RSUs to its CEO, and a mix of 20% PSUs and 80% RSUs to its other executive officers and certain other senior leaders. These PSUs are earned and vest over performance and vesting periods extending through 2024 based on achievement against two metrics: (1) an operational metric tied to the number of patients treating at home on Tablo as of the end of 2023, with 50% of earned units vesting after certification of the achievement level following the end of 2023 and the remaining 50% of earned units vesting at the end of 2024 (performance-based vesting conditions, referred to as the Home PSUs) and (2) the Company's relative total stockholder return (relative TSR) over a two-year performance period as compared to companies in a pre-determined index of medical device companies, with 100% of earned units vesting at the end of 2024 (market-based vesting conditions, referred to as the Relative TSR PSUs).

The 2023 target for the Home PSUs is expected to be determined and approved by the Compensation Committee in late 2022 or early 2023. Given such target has not yet been established, the grant date for these Home PSUs will only be established when the Compensation Committee approves and the Company communicates the target to the award recipients, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period. Therefore, no expense is expected to be recognized for these Home PSUs until the grant date is established.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in the accompanying condensed statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$93	$75
Research and development	1,158	1,165
Sales and marketing	1,706	1,742
General and administrative	2,049	2,870
Total stock-based compensation expense	$5,006	$5,852

9. Income Taxes

For each of the three months ended March 31, 2022 and 2021, the Company incurred an income tax provision of an insignificant amount, which related to foreign income taxes. The U.S. federal and state net deferred tax assets have been fully offset by a valuation allowance, as the Company believes it is not more likely than not that the deferred tax assets will be realized.

10. Net Loss Per Share

The following outstanding potentially dilutive shares were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options to purchase common stock	3,162	5,019
Restricted stock units	1,390	403
Performance stock units	74	—
Shares committed under ESPP	43	7
Warrant to purchase common stock	63	63
Total	4,732	5,492

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes and other financial information included elsewhere in this Quarterly Report, as well as our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report. As used in this Quarterly Report, references to the “Company,” “we,” “us,” “our,” or similar terms refer to Outset Medical, Inc.

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

Tablo is also well suited for home-based dialysis. Our ability to reduce training time, patient dropout, and the supplies and infrastructure required to deliver dialysis in the home can drive efficiency and economic improvements to the home care model. In our home investigational device exemption (IDE) trial, patients reported specific quality of life improvements compared to their experience on the incumbent home dialysis machine. To penetrate this market successfully, we continue to focus on refining our home distribution, logistics and support systems to help ensure they are ready for rapid scale. We are also working with providers, patients, and payors to increase awareness and adoption of transitional care units (TCUs) as a bridge to home-based therapy. To demonstrate the cost advantages of Tablo in the home setting, we are continuing to collect additional patient clinical experience and outcomes data.

We sell our solutions through our direct sales organization, which covers most major metropolitan markets in the United States. As of March 31, 2022, our sales organization is comprised of 38 capital sales team members, responsible for generating new customer demand for Tablo, and 96 clinical sales team members, responsible for driving utilization and fleet expansion of Tablo consoles at existing customer sites. In addition, our field service team, comprised of 108 members, provides maintenance services and product support to Tablo customers. The same sales organization and field service team drive Tablo penetration in both the acute and home markets. We believe the ability to leverage one team to serve both markets will result in significant productivity and cost optimization as we continue to scale our business.

We generate revenue primarily from the initial sale of Tablo consoles, and recurring sales of per-treatment consumables, including the Tablo cartridge, which generates significant total revenue over the life of the console. We generate additional recurring revenue via annual service contracts and revenue from shipping and handling charged to customers. Our total revenue was $30.6 million and $22.9 million for the three months ended March 31, 2022 and 2021, respectively.

Historically, we have financed our operations and capital expenditures primarily through sales of redeemable convertible preferred stock and common stock, revenue from sales, and debt financing. Since our inception, we have incurred net losses in each year. For the three months ended March 31, 2022 and 2021, we incurred net losses of $36.9 million and $30.0 million, respectively. As of March 31, 2022, we had an accumulated deficit of $662.9 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term.

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

Market Acceptance of Tablo in Acute Setting

We plan to further broaden our installed base by continuing to target national and regional Integrated Delivery Networks (IDNs) and health systems, sub-acute long-term acute care hospitals (LTACHs) and skilled nursing facilities (SNFs). In addition, we focus on driving utilization and fleet expansion with existing customers by providing an exceptional user experience delivered through our commercial team and a steady release of software enhancements that amplify Tablo’s operational reliability and clinical versatility. Our ability to successfully execute on this strategy, and thereby increase our revenue, will in part drive our results of operations and the growth of our business.

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

Impacts of the COVID-19 pandemic

Our business may be impacted by an escalation or a continuation of the ongoing COVID-19 pandemic. While the operations at our contract manufacturing partners’ facilities and our outsourced business administration service provider, TACNA, for our facility in Tijuana, Mexico, have not yet experienced significant disruption as a result of the pandemic, the possibility that such disruption may occur remains. Additionally, the COVID-19 pandemic has disrupted the operations of certain of our third-party suppliers, resulting in increased lead-times, higher component costs, and lower allocations for our purchase of some components (including certain critical components) and, in certain cases, requiring us to procure materials from alternative sources, procure higher quantities of materials when they become available, or incur higher logistical expenses. We have worked closely with our manufacturing partners and suppliers to enable us to source key components and maintain appropriate inventory levels to meet customer demand, and have not experienced material disruptions in our supply chain to date.

Additionally, surges and shifts in consumer demand as the economy reopens, further exacerbated by COVID-19 outbreaks and protocols, have strained the global freight network and placed significant stress on air, ocean, and ground freight carriers. This has resulted in labor shortages, container and chassis shortages, reduced carrier capacity, carrier delays and longer lead times, shipment receiving and unloading backlogs at many U.S. ports, and escalating freight costs. During the fourth quarter of 2021, these supply chain disruptions escalated, and we are facing increased supply chain constraints, notably with the transportation of Tablo cartridges from our contract manufacturing partner in Southeast Asia. As a result, we have faced, and may continue to face, increased transportation and related costs associated with delivering adequate supply of Tablo treatments to our customers. In the fourth quarter of 2021, we qualified a second source to increase Tablo cartridge production through a new manufacturing partner in Mexico. While we anticipate that this second source will help mitigate supply chain challenges and reduce the need for costly and capacity-constrained air freight delivery of the cartridges, there is no assurance that we will not continue to face supply chain constraints. Continued escalation of these supply chain disruptions and a sustained rise in freight costs could negatively impact our ability to meet customer demand on a timely basis, result in customer dissatisfaction and adversely impact our operating margins and results of operations.

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

How long the pandemic, and measures intended to contain the spread of COVID-19, will continue remains uncertain and depends on ongoing developments, including but not limited to any resurgences of the virus including emerging variant strains, federal, state, and local government actions taken in response, and continued availability, effectiveness and public acceptance of COVID-19 vaccines. Additionally, the duration and severity of disruptions in the global supply chain, and depend on various factors, including the effectiveness of recent government actions intended to mitigate these disruptions. As a result, we cannot predict what effect COVID-19, the associated containment measures, and the related supply chain disruptions will ultimately have on our business and results of operations, on our customers, or on our suppliers and vendors, in particular for any of our suppliers and vendors that may not qualify as essential businesses and suffer more significant or lengthier disruptions to their business operations. There is no assurance that we will not experience more significant disruptions in our supply chain in the future, particularly if the operations of our contract manufacturing partners, our critical single-source component providers, or the facility we operate in Tijuana, Mexico in collaboration with TACNA, are more severely impacted by the pandemic and associated containment measures.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue:
Product revenue	$25,664	$18,210
Service and other revenue	4,886	4,706
Total revenue	30,550	22,916
Cost of revenue:
Cost of product revenue	23,110	20,577
Cost of service and other revenue	2,998	2,050
Total cost of revenue	26,108	22,627
Gross profit	4,442	289
Operating expenses:
Research and development	10,831	7,570
Sales and marketing	20,377	13,149
General and administrative	9,709	9,246
Total operating expenses	40,917	29,965
Loss from operations	(36,475)	(29,676)
Interest income and other income, net	120	112
Interest expense	(422)	(422)
Loss before provision for income taxes	(36,777)	(29,986)
Provision for income taxes	115	39
Net loss	$(36,892)	$(30,025)

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Revenue:
Product revenue	$25,664	$18,210	$7,454	41%
Service and other revenue	4,886	4,706	180	4%
Total revenue	$30,550	$22,916	7,634	33%

Product revenue increased by $7.5 million, or 41% for the three months ended March 31, 2022 as compared to the same quarter in prior year, driven by a $3.3 million increase in consoles revenue and a $4.2 million increase in consumables revenue. The increase in consoles revenue was driven by new customer adoption and fleet expansion across existing customer sites, which was slightly offset by a $0.6 million decrease in console leasing revenue. The increase in consumables revenue was driven by the growth in our console installed base and higher average selling prices.

Service and other revenue increased by $0.2 million, or 4%, for the three months ended March 31, 2022 as compared to the same quarter in prior year. The increase was primarily due to services associated with the growth in our console installed base, which was offset by a $1.5 million decrease in service revenue from leased consoles.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Cost of revenue:
Cost of product revenue	$23,110	$20,577	$2,533	12%
Cost of service and other revenue	2,998	2,050	948	46%
Total cost of revenue	$26,108	$22,627	3,481	15%
Gross profit	4,442	289	4,153	(1,437)%
Gross margin	14.5%	1.3%

The total cost of revenue increased by $3.5 million, or 15% for the three months ended March 31, 2022 as compared to the same quarter in prior year. This increase was primarily due to growth in sales volume. Gross profit increased by $4.2 million, or 1,437% for the three months ended March 31, 2022 as compared to the same quarter in prior year. The gross margin percentage improved by 13.2 percentage points for the three months ended March 31, 2022, as compared to the same quarter in prior year. This improvement in gross profit and gross margin was primarily driven by the impact of our cost reduction activities. Such improvement was partially offset by the lower service and other gross margin due to expiration of certain lease agreement.

Operating Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Operating expenses:
Research and development	$10,831	$7,570	$3,261	43%
Sales and marketing	20,377	13,149	7,228	55%
General and administrative	9,709	9,246	463	5%
Total operating expenses	$40,917	$29,965	10,952	37%

Research and development expenses increased by $3.3 million, or 43% for the three months ended March 31, 2022 as compared to the same quarter in prior year. The increase was primarily due to higher headcount and higher consulting services to support our product development activities. In addition, there was increased infrastructure costs to support our growth.

Sales and marketing expenses increased by $7.2 million, or 55% for the three months ended March 31, 2022 as compared to the same quarter in prior year. The increase was primarily driven by higher headcount, higher commissions due to higher sales, and increased infrastructure costs to support our growth. In addition, there were higher travel and freight expenses for the three months ended March 31, 2022, as compared with the same quarter in prior year. This increase was partially offset by lower clinical sales consultant services expense as we have increased our headcount to insource the services.

General and administrative expenses increased by $0.5 million or 5% for the three months ended March 31, 2022 as compared to the same quarter in prior year. The increase was primarily driven by higher headcount and increased infrastructure costs to support our growth. In addition, there were higher travel and insurance expenses for the three months ended March 31, 2022, as compared with the same quarter in prior year. The increase was partially offset by a decrease in stock-based compensation expense due to the expense related to stock options with performance and market-based vesting conditions in 2020, which was fully recognized as of the end of third quarter of 2021.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Other income (expenses), net:
Interest income and other income, net	$120	$112	$8	7%
Interest expense	(422)	(422)	—	*
Total other expenses, net	$(302)	$(310)	8	(3)%
* Not meaningful

Interest income and other income, net and interest expense for the three months ended March 31, 2022 was relatively consistent with the prior year amount.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2022, we had cash, cash equivalents and short-term investments of $302.3 million, which are available to fund future operations, and restricted cash of $33.3 million, for a total cash, cash equivalents, restricted cash and short-term investments balance of $335.6 million.

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

Cash Flows Summary

The following table summarizes the cash flows for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(38,335)	$(38,616)
Investing activities	(33,390)	(6,807)
Financing activities	3,723	2,218
Net decrease in cash, cash equivalents and restricted cash	$(68,002)	$(43,205)

Operating Activities

The net cash used in operating activities of $38.3 million for the three months ended March 31, 2022 was due to a net loss of $36.9 million and a net cash outflow from the change in our operating assets and liabilities of $9.3 million, which were partially offset by adjustments for stock-based compensation expense of $5.0 million, depreciation and amortization of $1.3 million, accretion of discount on investments of $0.7 million, provision for inventories of $0.5 million, non-cash lease expense of $0.3 million, and non-cash interest expense of $0.1 million. The net cash outflow from operating assets and liabilities was primarily due to a decrease in accrued payroll and related benefits mainly due to the payment of 2021 annual cash bonuses to our employees, an increase in inventories due to the timing of inventory purchases including advance purchases of inventory due to anticipated demand and to mitigate supply chain disruptions, an increase in accounts receivable due to timing of collections, and a decrease in operating lease liabilities. The net cash outflow from operating assets and liabilities was partially offset by an increase in accounts payable and accrued expenses and other current liabilities due to timing of vendor payments, an increase in deferred revenue due to the growth of our business, and a decrease in prepaid expenses and other assets.

The net cash used in operating activities of $38.6 million for the three months ended March 31, 2021 was due to a net loss of $30.0 million and a net cash outflow from the change in our operating assets and liabilities of $16.3 million, which were partially offset by adjustments for stock-based compensation expense of $5.9 million, depreciation and amortization of $1.2 million, non-cash lease expense of $0.2 million, non-cash interest expense of $0.1 million, and provision for inventories of $0.1 million. The net cash outflow from operating assets and liabilities was primarily due to an increase in inventories due to the timing of inventory purchases including advance purchases of inventory due to anticipated demand and to mitigate supply chain disruptions, which partially related to COVID-19, an increase in accounts receivable due to timing of collections, a decrease in accrued payroll and related benefits mainly due to the payment of 2020 annual cash bonuses to our employees, an increase in prepaid expenses and other assets and a decrease in operating lease liabilities. The net cash outflow from operating assets and liabilities was partially offset by an increase in accounts payable and accrued expenses and other current liabilities due to timing of vendor payments and an increase in deferred revenue due to the growth of our business.

Investing Activities

The net cash used in investing activities of $33.4 million for the three months ended March 31, 2022 was due primarily to the purchases of investment securities of $64.7 million and the purchases of property and equipment of $1.5 million, partially offset by the sales and maturities of investment securities of $32.8 million.

The net cash used in investing activities of $6.8 million for the three months ended March 31, 2021 was due primarily to the purchases of short-term investments of $25.8 million and the purchases of property and equipment of $0.9 million, partially offset by the sales and maturities of short-term investments of $19.9 million.

Financing Activities

The net cash provided by financing activities of $3.7 million for the three months ended March 31, 2022 was due to proceeds of $3.7 million from employee exercises of stock options and ESPP purchases.

The net cash provided by financing activities of $2.2 million for the three months ended March 31, 2021 was due to proceeds of $2.2 million from employee exercises of stock options and ESPP purchases.

Contractual Obligations and Commitments

During the three months ended March 31, 2022, there have been no material changes to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report. For additional information, please refer to Note 2 to our unaudited condensed financial statements in this Quarterly Report.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements included elsewhere in this Quarterly Report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the nature of the Company’s interest rate risks or foreign currency exchange risks from those described in Part II Item 7A of our 2021 Annual Report for the year ended December 31, 2021.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report, which could materially affect our business, financial position, or future results of operations. There have been no material changes to the risk factors described in our 2021 Annual Report, except as set forth below. The risks described in our 2021 Annual Report as updated below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also arise and materially impact our business. If any of these risks occur, our business, results of operations and financial condition could be materially and adversely affected and the trading price of our common stock could decline.

General economic and financial market conditions may exacerbate our business risks.

Global macroeconomic conditions and the world’s financial markets remain susceptible to significant stresses, including global geopolitical instability (such as the current conflict between Russia and Ukraine and related economic and other retaliatory measures taken by the United States, European Union and others), pandemics (such as the ongoing COVID-19 pandemic), inflationary pressures (such as current inflation related to global supply chain disruptions), extreme weather conditions and natural disasters, market declines and uncertainty, fluctuating interest and foreign currency rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, and general uncertainty regarding the overall future economic environment. In particular, the ultimate impact of the conflict in Ukraine on fuel prices, inflation, volatility of global financial markets, the global supply chain and other macroeconomic conditions is unknown and could materially adversely affect the availability and cost of materials, access to capital, global economic growth, consumer confidence and demand for our products and services.

Our customers may respond to such economic pressures by reducing or deferring their capital spending or reducing staff. Furthermore, unfavorable changes in foreign exchange rates versus USD could increase our product and labor costs, thus reducing our gross profit.

We face competition from many sources, including larger companies and new entrants, and we may be unable to compete successfully.

There are a number of dialysis machine manufacturers in the United States, Europe and Asia. Notable competitors in the United States include Fresenius Medical Care AG & Co. KGaA (Fresenius), Baxter International, Inc. (Baxter) and B. Braun Medical Inc. (B. Braun). In addition, Quanta Dialysis Technologies Ltd’s (Quanta) dialysis system received FDA 510(k) clearance for use in acute and/or chronic settings. Of these competitors, Fresenius is the largest and it supplies dialysis products, operates a significant number of dialysis clinics and provides outsourced dialysis services in many hospitals. Fresenius, Baxter and B. Braun all supply machines and supplies in both the acute and home care settings. With the exception of Quanta, all of these organizations are currently significantly larger with greater financial and personnel resources than us, enjoy significantly greater market share than ours and have greater resources than we do. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can. Additionally, companies with dialysis machine development programs include Medtronic plc and CVS Health Corp. Some of our competitors have:

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

In addition, competitors, including those with greater financial resources than ours, could acquire, combine with or partner with other companies to gain enhanced name recognition and market share, as well as new technologies, products or services that could effectively compete with our existing solutions, which may cause our revenue to decline and would harm our business. For example, in March 2022, Fresenius Health Partners (the value-based care division of Fresenius), InterWell Health and Cricket Health, Inc. entered into a definitive agreement to merge the three businesses into a new independent company.

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

More generally, the development of viable medical, pharmacological and technological advances in treating or preventing kidney failure may also limit the opportunity for Tablo and our services. While kidney transplantation is the treatment of choice for most patients with ESRD, it is not currently a viable treatment for most patients. This may change, however, with the development of new medications designed to reduce the incidence of kidney transplant rejection, progress in using kidneys harvested from genetically engineered animals as a source of transplants as demonstrated by the first pig-to-human kidney transplant in September 2021, and other advances in kidney transplantation.

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

Outset Medical, Inc.

Date: May 4, 2022	By:	/s/ Leslie Trigg
Leslie Trigg
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2022	By:	/s/ Nabeel Ahmed
Nabeel Ahmed
Chief Financial Officer (Principal Financial and Accounting Officer)