Form 10-Q
period 2022-09-30
Outset Medical, Inc.
filed 2022-11-09
CIK 1484612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, the registrant had 48,307,880 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Outset Medical, Inc.

Condensed Balance Sheets

(in thousands, except per share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,877	$182,348
Short-term investments	163,640	157,140
Accounts receivable, net	22,512	25,600
Inventories	55,260	39,185
Prepaid expenses and other current assets	4,714	5,529
Total current assets	310,003	409,802
Restricted cash	33,311	33,311
Property and equipment, net	15,617	12,964
Operating lease right-of-use assets	6,405	7,231
Other assets	386	156
Total assets	$365,722	$463,464
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,444	$1,763
Accrued compensation and related benefits	19,273	24,948
Accrued expenses and other current liabilities	16,370	13,789
Accrued warranty liability	3,456	3,704
Deferred revenue, current	7,825	6,340
Operating lease liabilities, current	1,276	1,151
Total current liabilities	49,644	51,695
Accrued interest, noncurrent	1,081	721
Deferred revenue, noncurrent	142	312
Operating lease liabilities, noncurrent	5,924	6,893
Term loan, noncurrent	29,828	29,762
Total liabilities	86,619	89,383
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, and no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 300,000 shares authorized as of September 30, 2022 and December 31, 2021; 48,295 and 47,241 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	48	47
Additional paid-in capital	1,027,495	1,000,212
Accumulated other comprehensive loss	(934)	(184)
Accumulated deficit	(747,506)	(625,994)
Total stockholders' equity	279,103	374,081
Total liabilities and stockholders' equity	$365,722	$463,464

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$21,739	$21,824	$67,024	$60,662
Service and other revenue	6,022	4,494	16,344	13,788
Total revenue	27,761	26,318	83,368	74,450
Cost of revenue:
Cost of product revenue	19,632	20,526	60,460	63,180
Cost of service and other revenue	3,793	2,846	10,348	6,983
Total cost of revenue	23,425	23,372	70,808	70,163
Gross profit	4,336	2,946	12,560	4,287
Operating expenses:
Research and development	13,059	9,729	37,411	25,331
Sales and marketing	22,276	15,726	65,851	42,079
General and administrative	10,000	7,629	30,493	26,597
Total operating expenses	45,335	33,084	133,755	94,007
Loss from operations	(40,999)	(30,138)	(121,195)	(89,720)
Interest income and other income, net	805	99	1,384	375
Interest expense	(567)	(431)	(1,470)	(1,284)
Loss before provision for income taxes	(40,761)	(30,470)	(121,281)	(90,629)
Provision for income taxes	20	—	231	74
Net loss	$(40,781)	$(30,470)	$(121,512)	$(90,703)

Net loss per share, basic and diluted	$(0.85)	$(0.65)	$(2.54)	$(1.96)
Shares used in computing net loss per share, basic and diluted	48,129	46,588	47,835	46,252

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(40,781)	$(30,470)	$(121,512)	$(90,703)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	21	8	(750)	(21)
Comprehensive loss	$(40,760)	$(30,462)	$(122,262)	$(90,724)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	47,241	$47	$1,000,212	$(184)	$(625,994)	$374,081
Issuance of common stock through employee stock purchase plan	55	—	2,063	—	—	2,063
Issuance of common stock for settlement of RSUs	88	—	—	—	—	—
Stock option exercises	328	1	1,659	—	—	1,660
Stock-based compensation expense	—	—	5,006	—	—	5,006
Unrealized loss on available-for-sale securities	—	—	—	(465)	—	(465)
Net loss	—	—	—	—	(36,892)	(36,892)
Balance as of March 31, 2022	47,712	$48	$1,008,940	$(649)	$(662,886)	$345,453
Issuance of common stock for settlement of RSUs	52	—	—	—	—	—
Stock option exercises	233	—	1,042	—	—	1,042
Stock-based compensation expense	—	—	7,414	—	—	7,414
Unrealized loss on available-for-sale securities	—	—	—	(306)	—	(306)
Net loss	—	—	—	—	(43,839)	(43,839)
Balance as of June 30, 2022	47,997	$48	$1,017,396	$(955)	$(706,725)	$309,764
Issuance of common stock through employee stock purchase plan	138	—	2,139	—	—	2,139
Issuance of common stock for settlement of RSUs	49	—	—	—	—	—
Stock option exercises	111	—	530	—	—	530
Stock-based compensation expense	—	—	7,430	—	—	7,430
Unrealized gain on available-for-sale securities	—	—	—	21	—	21
Net loss	—	—	—	—	(40,781)	(40,781)
Balance as of September 30, 2022	48,295	$48	$1,027,495	$(934)	$(747,506)	$279,103

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	42,722	$43	$822,624	$1	$(494,059)	$328,609
Issuance of common stock through employee stock purchase plan	80	—	1,838	—	—	1,838
Stock option exercises	86	—	380	—	—	380
Stock-based compensation expense	—	—	5,852	—	—	5,852
Unrealized loss on available-for-sale securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(30,025)	(30,025)
Balance as of March 31, 2021	42,888	$43	$830,694	$(8)	$(524,084)	$306,645
Issuance of common stock upon follow-on public offering, net of issuance costs	2,946	3	149,082	—	—	149,085
Issuance of common stock for settlement of RSUs	1	—	—	—	—	—
Stock option exercises	390	—	1,723	—	—	1,723
Stock-based compensation expense	—	—	3,937	—	—	3,937
Unrealized loss on available-for-sale securities	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(30,208)	(30,208)
Balance as of June 30, 2021	46,225	$46	$985,436	$(28)	$(554,292)	$431,162
Issuance of common stock through employee stock purchase plan	36	—	1,596	—	—	1,596
Issuance of common stock for settlement of RSUs	1	—	—	—	—	—
Stock option exercises	756	1	4,590	—	—	4,591
Stock-based compensation expense	—	—	2,864	—	—	2,864
Unrealized gain on available-for-sale securities	—	—	—	8		8
Net loss	—	—	—	—	(30,470)	(30,470)
Balance as of September 30, 2021	47,018	$47	$994,486	$(20)	$(584,762)	$409,751

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(121,512)	$(90,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19,850	12,653
Depreciation and amortization	3,900	3,866
Non-cash lease expense	826	759
Non-cash interest expense	426	426
Accretion of discount on investments, net	1,081	1,173
Provision for inventories	1,617	766
Other non-cash items	26	5
Changes in operating assets and liabilities:
Accounts receivable	3,079	(12,838)
Inventories	(17,692)	(17,925)
Prepaid expenses and other assets	728	718
Accounts payable	(575)	(2,151)
Accrued payroll and related benefits	(5,675)	913
Accrued expenses and other current liabilities	2,476	3,496
Accrued warranty liability	(248)	321
Deferred revenue	1,315	1,550
Operating lease liabilities	(844)	(617)
Net cash used in operating activities	(111,222)	(97,588)
Cash flows from investing activities:
Purchases of property and equipment	(6,216)	(2,257)
Purchases of investment securities	(168,615)	(148,132)
Sales and maturities of investment securities	160,284	24,300
Net cash used in investing activities	(14,547)	(126,089)
Cash flows from financing activities:
Proceeds from stock option exercises and employee stock purchase plan purchases	7,433	10,128
Proceeds from issuance of common stock upon follow-on public offerings, net of issuance costs	—	149,085
Payment of deferred financing costs	(135)	—
Net cash provided by financing activities	7,298	159,213
Net decrease in cash, cash equivalents and restricted cash	(118,471)	(64,464)
Cash, cash equivalents and restricted cash as of beginning of period	215,659	328,283
Cash, cash equivalents and restricted cash as of end of period	$97,188	$263,819

Supplemental cash flow disclosures:
Cash paid for income taxes	$334	$72
Cash paid for interest	$1,044	$858
Cash paid for amounts included in the measurement of operating lease liabilities	$844	$617
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$556	$218
Transfer of inventories to property and equipment	$—	$1,392
Transfer of property and equipment to inventories	$—	$146

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

Liquidity

Since inception, the Company has incurred net losses and negative cash flows from operations. During the nine months ended September 30, 2022 and 2021, the Company incurred a net loss of $121.5 million and $90.7 million, respectively. As of September 30, 2022, the Company had an accumulated deficit of $747.5 million.

As of September 30, 2022, the Company had cash, cash equivalents and short-term investments of $227.5 million, which are available to fund future operations, and restricted cash of $33.3 million, for a total cash, cash equivalents, restricted cash and short-term investments balance of $260.8 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. Management believes that the Company’s existing cash, cash equivalents, short-term investments, cash generated from sales, and proceeds received and currently available from the recent debt financing described in Note 11, will be sufficient to meet its anticipated needs for at least the next 12 months from the issuance date of the accompanying condensed financial statements.

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, that are necessary for the fair statement of the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three- and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations to be anticipated for any other future annual or interim period. The condensed balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date.

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

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2022, there have been no material changes to the Company’s significant accounting policies as described in its 2021 Annual Report that have had a material impact on the Company’s condensed financial statements and related notes.

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

3. Revenue and Deferred Revenue

Disaggregation of Revenue

Revenue by source consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consoles	$14,950	$15,423	$46,229	$47,046
Consumables	6,789	6,401	20,795	13,616
Total product revenue	21,739	21,824	67,024	60,662
Service and other revenue	6,022	4,494	16,344	13,788
Total revenue	$27,761	$26,318	$83,368	$74,450

For the three and nine months ended September 30, 2022, $0.6 million and $1.9 million of consoles revenue were from console operating lease arrangements, compared to $1.3 million and $3.9 million for the three and nine months ended September 30, 2021.

Remaining Performance Obligations and Contract Liabilities

As of September 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer service contracts that are unsatisfied or partially unsatisfied was $7.9 million, which is recorded as deferred revenue on the Company’s condensed balance sheets. Of that amount, $7.8 million will be recognized as revenue during the next 12 months and $0.1 million thereafter.

The contract liabilities consist of deferred revenue which represents payments received in advance of revenue recognition. Revenue under these agreements is recognized over the related service period. During the three and nine months ended September 30, 2022, the Company recognized $1.5 million and $5.8 million of previously deferred revenue.

4. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		September 30, 2022
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$30,120	$—	$—	$30,120
Short-term investments:
U.S. Treasury securities	Level 1	92,588	2	(607)	91,983
Corporate debt	Level 2	39,892	—	(329)	39,563
Commercial paper	Level 2	32,094	—	—	32,094
Total cash equivalents and short-term investments		$194,694	$2	$(936)	$193,760

		December 31, 2021
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$60,844	$—	$—	$60,844
Short-term investments:
U.S. Treasury securities	Level 1	18,064	—	(60)	18,004
Corporate debt	Level 2	124,178	2	(125)	124,055
Commercial paper	Level 2	15,081	—	—	15,081
Total cash equivalents and short-term investments		$218,167	$2	$(185)	$217,984

As of September 30, 2022, the remaining contractual maturities for available-for-sale securities were one month to fourteen months.

Impairment assessments are made at the individual security level at each reporting period. When the fair value of an available-for-sale security is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of September 30, 2022, there were three securities with a total fair value of $16.0 million in an unrealized loss position for more than 12 months. The unrealized losses totaling $0.2 million as of September 30, 2022 were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. These securities were issued by public reporting companies with an investment-grade rating by at least one bond credit rating agency. As a result, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2022. During the three and nine months ended September 30, 2022 and 2021, the Company did not recognize other-than-temporary impairment losses related to its investment securities.

5. Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

As of September 30, 2022 and December 31, 2021, the restricted cash balance of $33.3 million primarily relates to contractual obligations under the SVB Loan and Security Agreement (see Note 7) and collateral for building leases in San Jose, CA and Tijuana Mexico.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sum to the total of the amounts shown in the accompanying condensed statements of cash flows (in thousands):

	September 30,
	2022	2021
Cash and cash equivalents	$63,877	$230,508
Restricted cash	33,311	33,311
Total cash, cash equivalents and restricted cash	$97,188	$263,819

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$19,603	$18,114
Work in process	12,068	6,054
Finished goods	23,589	15,017
Total inventories	$55,260	$39,185

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued inventory	$5,728	$4,808
Accrued research and development expenses	883	574
Accrued professional services	2,220	1,269
Accrued rebate	1,205	3,121
Other	6,334	4,017
Total accrued expenses and other current liabilities	$16,370	$13,789

6. Commitments and Contingencies

Litigation

On July 8, 2022, a purported stockholder class action lawsuit was filed in the U.S. District Court for the Northern District of California, naming the Company, its Chief Executive Officer, Chief Financial Officer, and former Chief Financial Officer as defendants. The complaint alleged that between September 15, 2020 and June 13, 2022, the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), by making false or misleading statements regarding the Company’s regulatory studies of the Tablo Hemodialysis System for at home use and the Company’s prospects related to the sale of the system for at home use. The complaint sought relief including damages, attorney fees, and costs in unspecified amounts. On September 7, 2022, the plaintiff filed a notice of voluntary dismissal of this action without prejudice. This action is now concluded.

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

7. Term Loan

Term loan consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Principal of term loan	$30,000	$30,000
Unamortized debt discount	(172)	(238)
Term loan, noncurrent	$29,828	$29,762

SVB Loan and Security Agreement

On July 2, 2020, the Company entered into a senior secured term loan facility with Silicon Valley Bank (SVB) (the SVB Loan and Security Agreement), which provided for a $30.0 million term loan (the SVB Term Loan).

The SVB Term Loan was scheduled to mature on November 1, 2025. Payments under the SVB Term Loan were for interest only through May 2023, and then 30 monthly principal and interest payments from June 2023 until maturity. The SVB Term Loan bore interest at the greater of (A) 0.5% above the Prime Rate as reported in the Wall Street Journal and (B) 3.75% (6.75% as of September 30, 2022). The Company was obligated to maintain a restricted cash balance greater or equal to the outstanding principal balance of $30.0 million of the SVB Term Loan.

In November 2022, the Company entered into new senior secured credit facilities (the SLR Credit Facilities) and repaid in full all amounts due under the SVB Loan and Security Agreement, including the early repayment fee of $0.3 million and the final payment of $2.0 million, using a portion of the proceeds of the SLR Credit Facilities. See Note 11 to our unaudited condensed financial statements for additional details.

8. Equity Incentive Plan

Equity Incentive Plans

On January 1, 2022, the number of shares of common stock reserved for the issuance of awards under the Company’s 2020 Equity Incentive Plan (the 2020 Plan) was increased by 1,890,000 shares as a result of the automatic increase pursuant to the 2020 Plan. As of September 30, 2022, 5,032,000 shares were reserved for future issuance under the 2020 Plan.

Employee Share Purchase Plan (ESPP)

On January 1, 2022, the number of shares of common stock reserved for purchase under the Company’s ESPP was increased by 472,000 shares as a result of the automatic increase pursuant to the ESPP. As of September 30, 2022, 1,278,000 shares of common stock were reserved for issuance in connection with the current and future offering periods under the ESPP.

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

The 2023 target for the Home PSUs is expected to be determined and approved by the Compensation Committee in early 2023. Given such target has not yet been established, the grant date for these Home PSUs will only be established when the Compensation Committee approves and the Company communicates the target to the award recipients, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period. Therefore, no expense is expected to be recognized for these Home PSUs until the grant date is established.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in the accompanying condensed statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of revenue	$210	$64	$493	$201
Research and development	1,919	760	4,885	2,568
Sales and marketing	2,870	1,207	7,440	4,001
General and administrative	2,431	833	7,032	5,883
Total stock-based compensation expense	$7,430	$2,864	$19,850	$12,653

9. Income Taxes

For each of the three and nine months ended September 30, 2022 and 2021, the Company incurred an income tax provision of an insignificant amount, which primarily related to foreign income taxes related to the Company’s Mexico operations. The U.S. federal and state net deferred tax assets have been fully offset by a valuation allowance, as the Company believes it is not more likely than not that the deferred tax assets will be realized.

10. Net Loss Per Share

The following outstanding potentially dilutive shares were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options to purchase common stock	2,739	3,728	2,739	3,728
Restricted stock units	1,511	542	1,511	542
Performance stock units	30	—	30	—
Shares committed under ESPP	32	10	32	10
Warrant to purchase common stock	63	63	63	63
Total	4,375	4,343	4,375	4,343

11. Subsequent Events

On November 3, 2022 (the Closing Date), the Company entered into two senior secured credit facilities, which collectively provide for borrowings of up to $300.0 million: (i) a term loan facility pursuant to a loan and security agreement (the SLR Loan Agreement) among SLR Investment Corp., as collateral agent (Agent), the lenders from time to time party thereto (the Term Loan Lenders) and the Company (the SLR Term Loan Facility), and (ii) an asset-based revolving credit facility pursuant to a credit agreement (the SLR Revolving Credit Agreement, together with the SLR Loan Agreement, the SLR Credit Facility Agreements) among Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL, as lender (ABL Lender), and the Company (the SLR Revolver, together with the SLR Term Loan Facility, the SLR Credit Facilities).

The maximum amount the Company is permitted to borrow under the SLR Credit Facilities is subject to certain overall borrowing limitations. The Company is permitted to borrow up to $200.0 million under the SLR Credit Facilities on the Closing Date. If the Company achieves a certain net revenue milestone, calculated on a trailing six month basis (First Revenue Milestone), on or before June 30, 2024 and the Additional Tranche (as defined below) under the SLR Revolver has been approved, the Company will be permitted to borrow up to $250.0 million under the SLR Credit Facilities. If the Company achieves a subsequent additional net revenue milestone, calculated on a trailing six month basis (Second Revenue Milestone), on or before June 30, 2025 and obtains lenders' credit approval, the Company will be permitted to borrow up to $300.0 million under the SLR Credit Facilities.

The Company repaid in full all amounts due under the SVB Loan and Security Agreement, including the early repayment fee of $0.3 million and the final payment of $2.0 million, using a portion of the proceeds of the SLR Credit Facilities.

SLR Term Loan Facility

Pursuant to the terms and conditions of the SLR Loan Agreement, the Term Loan Lenders agreed to extend term loans to the Company in an aggregate principal amount of up to $250.0 million, comprised of (i) a term loan of $100.0 million (the Term A Loan), (ii) one or more term loans (in minimum increments of $20.0 million each) in the aggregate of up to $100.0 million (each, a Term B Loan) and (iii) one or more term loans in the aggregate of up to $50.0 million (each, a Term C Loan). Each Term A Loan, Term B Loan and Term C Loan is referred to single as a Term Loan and are referred to collectively as the Term Loans. The Term A Loan was funded on the Closing Date. The Term B Loan(s) are available for funding until August 22, 2024. The Term C Loan(s) are available subject to the lenders’ credit approval and the achievement of the Second Revenue Milestone on or before June 30, 2025. The Term C Loan will remain available for funding until one business day prior to November 1, 2027.

Any principal amount outstanding under the Term Loans will accrue interest at a rate per annum equal to one-month term Secured Overnight Financing Rate (term SOFR) (subject to a 2.75% floor), plus 5.15%, payable monthly in arrears. The Company is permitted to make interest-only payments on the Term Loans through November 30, 2026, which may be extended at the Company's option to May 31, 2027; provided that the Company meets the First Revenue Milestone. Any principal amounts outstanding under the Term Loans, if not repaid sooner, are due and payable on November 1, 2027 (the Maturity Date). The Company is obligated to pay Agent (i) a non-refundable facility fee in the amount of $750,000 in respect of the Term A Loan, (ii) a non-refundable facility fee in the amount of $750,000 in respect of the Term B Loan(s), to be due and payable upon the earliest to occur of (a) the funding of the first Term B Loan, (b) December 20, 2023 and (c) the prepayment of the Term Loans and (iii) a non-refundable facility fee in the amount of $375,000 in respect of the Term C Loan, to be due and payable upon the earliest to occur of (a) the funding of the first Term C Loan, (b) one day prior to the Maturity Date and (c) the prepayment of the Term Loans. In addition, the Company is obligated to pay a final fee equal to 4.75% of the aggregate amount of the Term Loans funded, such final fee to be due and payable upon the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the Term Loans and (iii) the prepayment of the Term Loans. The Company may voluntarily prepay the outstanding Term Loans, subject to a prepayment premium of (i) 3.0% of the principal amount of the Term Loan, if prepaid prior to or on the first anniversary of the Closing Date, (ii) 2.0% of the principal amount of the Term Loan, if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, or (iii) 1.0% of the principal amount of the Term Loan if prepaid after the second anniversary of the Closing Date and prior to the Maturity Date.

SLR Revolver

The SLR Revolving Credit Agreement provides for an asset-based revolving credit facility with aggregate revolving commitments of $25.0 million (the Initial Revolver Commitment). The Company may request to increase the aggregate revolving commitments by $25.0 million (the Additional Tranche) to an aggregate amount of $50.0 million, subject to ABL Lender’s approval. Amounts available to be drawn under the SLR Revolver are equal to the lesser of (i) outstanding revolving commitments under the SLR Revolving Credit Agreement and (ii) a borrowing base (the Borrowing Base) equal to the sum of (a) 85% of eligible accounts receivable, plus (b) 25% of eligible inventory (not to exceed the lesser of 50% of the Borrowing Base and $5.0 million), minus (c) customary reserves, minus (d) unposted cash.

Any principal amount outstanding under the SLR Revolver will accrue interest at a rate per annum equal to one-month term SOFR (subject to a 2.75% floor), plus 3.20%, payable monthly in arrears. Interest on any borrowing is payable monthly. The Company is obligated to pay Lender (i) a non-refundable facility fee in the amount of $187,500 in respect of the Initial Revolver Commitment, (ii) a non-refundable facility fee in the amount of $187,500 in respect of the Additional Tranche, to be due and payable upon activation of the Additional Tranche, (iii) a commitment fee of 0.50% per annum of the average daily unused portion of the then commitment amount, payable monthly and (iv) a collateral monitoring fee of 0.10% per month of the average daily Borrowing Base during the prior month, payable monthly. The Company may terminate the SLR Revolver at any time, subject to a termination fee of (i) 2.0% of the aggregate revolving commitments then in effect, if terminated prior to or on the first anniversary of the Closing Date, (ii) 1.0% of the aggregate revolving commitments then in effect, if terminated after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, or (iii) 0.5% of the aggregate revolving commitments then in effect, if terminated after the second anniversary of the Closing Date through and including the third anniversary of the Closing Date. Such termination fee is waived if the SLR Revolver is terminated after the third anniversary of the Closing Date and prior to the Maturity Date.

Subject to customary exceptions and restrictions, the Company may borrow, repay and reborrow varying amounts under the SLR Revolver at any time. If at any time the outstanding amount under the SLR Revolver exceeds the lesser of (i) the aggregate revolving commitments then in effect and (ii) the Borrowing Base then in effect, the Company will be required to prepay outstanding amounts under the SLR Revolver.

The SLR Revolver shall expire on November 1, 2027.

Other Terms of the SLR Credit Facilities

As security for its obligations under the SLR Credit Facilities, the Company granted Agent, for the benefit of the Term Loan Lenders, and ABL Lender a continuing security interest in substantially all of the assets of the Company, including the Company’s intellectual property, subject to certain exceptions.

The SLR Credit Facility Agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property or to pay any dividends or other distributions on capital stock, in each case with certain exceptions. The Company has also agreed to a financial covenant whereby, beginning with the fiscal quarter ending December 31, 2023, the Company must either (i) maintain certain levels of cash and cash equivalents in accounts subject to control agreements in favor of Agent and ABL Lender of at least 50% of the sum of (a) the outstanding obligations under the Term Loans (as defined below) and (b) the amount of the Company’s accounts payable that have not been paid within 120 days from the invoice date thereof or (ii) generate net product and product related revenue (or maintain gross profit margins) in excess of specified amounts (or percentages) for applicable measuring periods.

In addition, the SLR Credit Facility Agreements contain customary events of default that entitle Agent, under the SLR Loan Agreement, and ABL Lender, under the SLR Revolving Credit Agreement, to cause the Company’s indebtedness under the SLR Loan Agreement or SLR Revolving Credit Agreement, as applicable, to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the obligations owed under the applicable SLR Credit Facility Agreement. Under the SLR Credit Facility Agreements, an event of default will occur if, among other things, the Company fails to make payments under either SLR Credit Facility Agreement, the Company breaches certain covenants under either SLR Credit Facility Agreement, subject to specified cure periods with respect to certain breaches, the Agent or ABL Lender, as applicable, determine that a material adverse change has occurred under the SLR Loan Agreement or SLR Revolving Credit Agreement, as applicable, or the Company or its assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4.0% per annum will apply to all obligations owed under the SLR Credit Facility Agreements.

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

Tablo is cleared by the FDA for use in the hospital, clinic, or home setting. In May 2022, we implemented a shipment hold on the distribution and marketing of Tablo for use in the home environment pending the FDA’s review and clearance of a 510(k) application we submitted for changes made since the device’s original March 2020 clearance. During the hold, we continued to market and ship Tablo for use by healthcare professionals in chronic and acute care settings. In addition, devices that were already distributed to home users at the time the hold was implemented were not removed and current users were able to continue working with their healthcare providers on appropriate treatment. In late July 2022, the FDA cleared our 510(k) application of Tablo for patient use in the home and we resumed marketing and shipping Tablo for home use.

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

We sell our solutions through our direct sales organization, which covers most major metropolitan markets in the United States. As of September 30, 2022, our sales organization was comprised of 37 capital sales team members, responsible for generating new customer demand for Tablo, and 93 clinical sales team members, responsible for driving utilization and fleet expansion of Tablo consoles at existing customer sites. In addition, our field service team, comprised of 117 members, provides maintenance services and product support to Tablo customers. The same sales organization and field service team have driven Tablo penetration in both the acute and home care markets. We believe the ability to leverage one team to serve both markets will result in significant productivity and cost optimization as we continue to scale our business.

We generate revenue primarily from the initial sale of Tablo consoles, and recurring sales of per-treatment consumables, including the Tablo cartridge, which generates significant total revenue over the life of the console. We generate additional recurring revenue via annual service contracts and revenue from shipping and handling charged to customers. Our total revenue was $27.8 million and $26.3 million for the three months ended September 30, 2022 and 2021, respectively, and $83.4 million and $74.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Historically, we have financed our operations and capital expenditures primarily through sales of redeemable convertible preferred stock and common stock, revenue from sales, and debt financing. Since our inception, we have incurred net losses in each year. For the three months ended September 30, 2022 and 2021, we incurred net losses of $40.8 million and $30.5 million, respectively, and for the nine months ended September 30, 2022 and 2021, we incurred net losses of $121.5 million and $90.7 million, respectively. As of September 30, 2022, we had an accumulated deficit of $747.5 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term.

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

Expansion of Tablo within the Home Setting

We believe that a significant growth opportunity exists within the home hemodialysis market. We are partnering with innovative dialysis clinic providers and health systems who are motivated to grow their home hemodialysis population, and who share our vision of creating a seamless and supported transition to the home. We are also investing in market development over the longer term to expand the home hemodialysis market itself. The expansion of the home hemodialysis market and our ability to penetrate this market will be an important factor in driving the future growth of our business. In addition, the success of our efforts to expand within the home market, help grow new home programs and increase our revenue generated from home-based dialysis on the timeline that we anticipate will depend on several factors. These factors include our ability to continue regaining momentum in our home commercialization and marketing and rebuilding our home patient pipeline following the release of our prior home shipment hold, as well as our ability to further evolve our commercial infrastructure and sales processes as we scale our business in the home market.

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

Additionally, surges and shifts in consumer demand as the economy reopens, further exacerbated by COVID-19 outbreaks and protocols, have strained the global freight network and placed significant stress on air, ocean, and ground freight carriers. This has resulted in labor shortages, container and chassis shortages, reduced carrier capacity, carrier delays and longer lead times, shipment receiving and unloading backlogs at many U.S. ports, and escalating freight costs. During the fourth quarter of 2021, these supply chain disruptions escalated, and we are facing increased supply chain constraints, notably with the transportation of Tablo cartridges from our contract manufacturing partner in Southeast Asia. As a result, we have faced, and may continue to face, increased transportation and related costs associated with delivering adequate supply of Tablo treatments to our customers. In the fourth quarter of 2021, we qualified a second source to increase Tablo cartridge production through a new manufacturing partner in Mexico. While we anticipate that this second source will help mitigate supply chain challenges and reduce the need for costly and capacity-constrained air freight delivery of the cartridges, there is no assurance that we will not continue to face supply chain constraints. Continued escalation of these supply chain disruptions could negatively impact our ability to meet customer demand on a timely basis, result in customer dissatisfaction and adversely impact our operating margins and results of operations. Further, a sustained rise in material and freight costs could also unfavorably impact our operating margins and results of operations.

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

Moreover, healthcare providers (including our existing and prospective customers) are facing a nationwide shortage of qualified nurses and other clinical personnel due to long-term trends that were exacerbated by the COVID-19 pandemic. As competition for these healthcare professionals has intensified, providers are facing increased difficulties attracting and retaining skilled clinical personnel, resulting in increased costs, staffing shortages and other disruptions. These challenging labor market conditions in the healthcare industry have been heightened by the increased demand for, and demand upon, nurses and other staff. We believe Tablo offers automation and ease-of-use benefits over traditional machines that can enhance our existing and potential customers’ ability to support their patient populations despite staffing shortages. However, there is a risk that the increased costs and other disruptions caused by the shortage of dialysis nurses, technicians, other staff, and implementation resources could cause existing or prospective customers to delay continued investment in or adoption of new technologies and postpone purchasing decisions. For example, during the second and third quarters of 2022, our existing and potential customers faced increasing staffing shortages and increased labor costs, combined with economic pressures resulting from general economic and financial market conditions, primarily escalating inflation, tightening hospital operating budgets and increased scrutiny of capital purchase decisions, all of which generally have the effect of lengthening the average sales cycle and elongating the timing of installations. These factors have negatively impacted our customer base on pipeline development and installation schedules, which, in turn, have negatively impacted our bookings, delayed our shipments and adversely impacted our revenues for the second and third quarters of 2022. If our customers continue to face prolonged staffing shortages, volatility, uncertainty, rising costs and financial pressures, whether due to the pandemic, general macroeconomic conditions or otherwise, it could ultimately adversely impact our ability to expand existing customer relationships or attract new customers of Tablo, and have a material adverse effect on our bookings, revenues, results of operations, and, ultimately, our future growth and profitability.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$21,739	$21,824	$67,024	$60,662
Service and other revenue	6,022	4,494	16,344	13,788
Total revenue	27,761	26,318	83,368	74,450
Cost of revenue:
Cost of product revenue	19,632	20,526	60,460	63,180
Cost of service and other revenue	3,793	2,846	10,348	6,983
Total cost of revenue	23,425	23,372	70,808	70,163
Gross profit	4,336	2,946	12,560	4,287
Operating expenses:
Research and development	13,059	9,729	37,411	25,331
Sales and marketing	22,276	15,726	65,851	42,079
General and administrative	10,000	7,629	30,493	26,597
Total operating expenses	45,335	33,084	133,755	94,007
Loss from operations	(40,999)	(30,138)	(121,195)	(89,720)
Interest income and other income, net	805	99	1,384	375
Interest expense	(567)	(431)	(1,470)	(1,284)
Loss before provision for income taxes	(40,761)	(30,470)	(121,281)	(90,629)
Provision for income taxes	20	—	231	74
Net loss	$(40,781)	$(30,470)	$(121,512)	$(90,703)

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Revenue:
Product revenue	$21,739	$21,824	$(85)	*	$67,024	$60,662	$6,362	10%
Service and other revenue	6,022	4,494	1,528	34%	16,344	13,788	2,556	19%
Total revenue	$27,761	$26,318	1,443	5%	$83,368	$74,450	8,918	12%
* Not meaningful

Product revenue decreased by $0.1 million for the three months ended September 30, 2022 as compared to the same quarter in the prior year. This decrease was driven by a $0.5 million decrease in consoles revenue, partially offset by a $0.4 million increase in consumables revenue driven by the growth in our console installed base.

Product revenue increased by $6.4 million, or 10% for the nine months ended September 30, 2022 as compared to the same period in the prior year, driven by a $7.2 million increase in consumables revenue attributable to the growth in our console installed base. This increase was partially offset by a net $0.8 million decrease in consoles revenue which, in turn, was primarily comprised of a $2.0 million decrease in console leasing revenue, partially offset by a higher average selling price for consoles.

Service and other revenue increased for the three and nine months ended September 30, 2022 as compared to the same periods in the prior year. The increase was primarily due to services associated with the growth in our console installed base, which was offset by a decrease in service revenue from leased consoles due to the expiration of certain lease agreements.

In May 2022, we implemented a shipment hold on the distribution and marketing of Tablo for use in the home environment pending the FDA’s review and clearance of a 510(k) application we submitted for changes made since the device’s original March 2020 clearance. In late July 2022, the FDA cleared this 510(k) application of Tablo for patient use in the home and we resumed marketing and shipping Tablo for home use. The shipment hold on Tablo for home use had a significant negative impact on our bookings and revenue for the second and third quarters of 2022, as well as on our pipeline of potential new deals. While we continue to regain momentum in our home commercialization and rebuild our home patient pipeline following our release of the shipment hold, we may continue to experience related disruptions to our home and acute business and operations that could materially and adversely impact our revenue. In addition, we anticipate that our revenues may continue to be negatively impacted by the customer staffing challenges and, potentially, other macroeconomic factors highlighted above, affecting our customers. While we are taking steps to further evolve our commercial infrastructure and sales processes to support our future growth in both the home and acute markets, we expect these factors may continue to moderate our revenue growth over the next several quarters.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Gross profit and gross margin:
Gross profit	4,336	2,946	1,390	47%	12,560	4,287	8,273	193%
Gross margin	15.6%	11.2%			15.1%	5.8%

Gross profit increased by $1.4 million, or 47% for the three months ended September 30, 2022 as compared to the same quarter in the prior year. The gross margin percentage improved by 4.4 percentage points for the three months ended September 30, 2022, as compared to the same quarter in the prior year. This improvement in gross profit and gross margin was primarily driven by the impact of our cost reduction activities and higher average selling price for consoles. Such improvement was partially offset by the lower gross margin of consumables revenue due to an increase in freight costs and materials costs.

Gross profit increased by $8.3 million, or 193% for the nine months ended September 30, 2022 as compared to the same period in the prior year. The gross margin percentage improved by 9.3 percentage points for the nine months ended September 30, 2022, as compared to the same period in the prior year. This improvement in gross profit and gross margin was primarily driven by the impact of our cost reduction activities and the product revenue mix. Such improvement was partially offset by the lower gross margin of consumables revenue due to an increase in freight and materials costs and the lower gross margin of service and other revenue due to the expiration of certain lease agreements.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Operating expenses:
Research and development	$13,059	$9,729	$3,330	34%	$37,411	$25,331	$12,080	48%
Sales and marketing	22,276	15,726	6,550	42%	65,851	42,079	23,772	56%
General and administrative	10,000	7,629	2,371	31%	30,493	26,597	3,896	15%
Total operating expenses	$45,335	$33,084	12,251	37%	$133,755	$94,007	39,748	42%

Research and development expenses increased by $3.3 million, or 34% for the three months ended September 30, 2022, as compared to the same quarter in the prior year. The increase was primarily driven by higher headcount, resulting in increased fixed and share-based compensation expense, increased infrastructure costs, and increased supplies and materials costs to support our product development activities. This increase was slightly offset by lower consulting expenses.

Research and development expenses increased by $12.1 million or 48% for the nine months ended September 30, 2022, as compared to the same periods in the prior year. These increases were primarily due to higher headcount, resulting in increased fixed and share-based compensation expense, higher consulting expenses, increased infrastructure costs, increased supplies and materials costs, and higher travel costs to support our product development activities.

Sales and marketing expenses increased by $6.6 million, or 42% for the three months ended September 30, 2022 as compared to the same quarter in the prior year. The increase was primarily driven by higher headcount, resulting in increased fixed and share-based compensation expense, and increased infrastructure costs to support our growth. In addition, there were higher freight and travel expenses due to an increase in sales activities. This increase was slightly offset by lower consulting expenses.

Sales and marketing expenses increased by $23.8 million or 56% for the nine months ended September 30, 2022 as compared to the same period in the prior year. The increase was primarily driven by higher headcount, resulting in increased fixed and share-based compensation expense, higher commissions due to higher sales, and increased infrastructure costs to support our growth. In addition, there were higher freight and travel expenses due to an increase in sales activities. This increase was partially offset by lower consulting expenses.

General and administrative expenses increased by $2.4 million or 31% for the three months ended September 30, 2022 as compared to the same quarter in the prior year. The increase was primarily driven increased share-based compensation expense.

General and administrative expenses increased by $3.9 million or 15% for the nine months ended September 30, 2022 as compared to the same period in the prior year. The increase was primarily driven by higher headcount, resulting in increased fixed and share-based compensation expense, increased infrastructure costs, and higher travel costs to support our growth.

Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Other income (expenses), net:
Interest income and other income, net	$805	$99	$706	713%	$1,384	$375	$1,009	269%
Interest expense	(567)	(431)	(136)	32%	(1,470)	(1,284)	(186)	14%
Total other income (expenses), net	$238	$(332)	570	(172)%	$(86)	$(909)	823	(91)%

The increase in interest income and other income, net for the three and nine months ended September 30, 2022 as compared to the same periods in the prior year was driven by higher interest rates and higher average short-term investments balance in 2022.

The increase in interest expense for the three and nine months ended September 30, 2022 were due to higher Prime Rate in 2022, which was the base interest rate used for the SVB Term Loan.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $227.5 million, which are available to fund future operations, and restricted cash of $33.3 million, for a total cash, cash equivalents, restricted cash and short-term investments balance of $260.8 million.

Since our inception, we have incurred net losses and negative cash flows from operations. To date, we have financed our operations and capital expenditures primarily through sales of redeemable convertible preferred stock and common stock, revenue from sales, debt financings, and proceeds from stock option exercises and employee stock purchases.

We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while we make investments to support our anticipated growth. We may raise additional capital through the issuance of additional equity financing, debt financings, including through refinancing our existing debt, or other sources. If this financing is not available to us at adequate levels or on acceptable terms, we may need to reevaluate our operating plans. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. We are subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We believe that our existing cash, cash equivalents and short-term investments, cash generated from sales, and proceeds received and currently available from the recent debt financing described below under “Debt Obligations ‒ SLR Debt Financing”, will be sufficient to meet our anticipated needs for at least the next 12 months from the issuance date of this Quarterly Report.

Cash Flows Summary

The following table summarizes the cash flows for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(111,222)	$(97,588)
Investing activities	(14,547)	(126,089)
Financing activities	7,298	159,213
Net decrease in cash, cash equivalents and restricted cash	$(118,471)	$(64,464)

Operating Activities

The net cash used in operating activities of $111.2 million for the nine months ended September 30, 2022 was due to a net loss of $121.5 million and a net cash outflow from the change in our operating assets and liabilities of $17.4 million, which were partially offset by adjustments for stock-based compensation expense of $19.9 million, depreciation and amortization of $3.9 million, provision for inventories of $1.6 million, accretion of discount on investments of $1.1 million, non-cash lease expense of $0.8 million, and non-cash interest expense of $0.4 million. The net cash outflow from operating assets and liabilities was primarily driven by an increase in inventories as a result of the timing of inventory purchases, a decrease in accrued payroll and related benefits, operating lease liabilities, accounts payable, and accrued warranty liability. The net cash outflow from operating assets and liabilities was partially offset by a decrease in accounts receivable resulting from the timing of collections, an increase in accrued expenses and other current liabilities due to timing of vendor payments, an increase in deferred revenue as a result of the growth of our business, and a decrease in prepaid expenses and other assets.

Investing Activities

The net cash used in investing activities of $14.5 million for the nine months ended September 30, 2022 was due to the purchases of short-term investment securities of $168.6 million and the purchases of property and equipment of $6.2 million, partially offset by the sales and maturities of short-term investment securities of $160.3 million.

Financing Activities

The net cash provided by financing activities of $7.3 million for the nine months ended September 30, 2022 was primarily due to proceeds of $7.4 million from employee exercises of stock options and ESPP purchases.

Debt Obligations

SLR Debt Financing

On November 3, 2022 (the Closing Date), we entered into two senior secured credit facilities, which collectively provide for borrowings of up to $300.0 million: (i) a term loan facility pursuant to a loan and security agreement (the SLR Loan Agreement) among SLR Investment Corp., as collateral agent (Agent), the lenders from time to time party thereto (the Term Loan Lenders) and us (the SLR Term Loan Facility), and (ii) an asset-based revolving credit facility pursuant to a credit agreement (the SLR Revolving Credit Agreement, together with the SLR Loan Agreement, the SLR Credit Facility Agreements) among Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL, as lender (ABL Lender), and us (the SLR Revolver, together with the SLR Term Loan Facility, the SLR Credit Facilities).

The maximum amount we are permitted to borrow under the SLR Credit Facilities is subject to certain overall borrowing limitations. We are permitted to borrow up to $200.0 million under the SLR Credit Facilities on the Closing Date. If we achieve a certain net revenue milestone, calculated on a trailing six month basis (First Revenue Milestone), on or before June 30, 2024 and the Additional Tranche (as defined below) under the SLR Revolver has been approved, we will be permitted to borrow up to $250.0 million under the SLR Credit Facilities. If we achieve a subsequent additional net revenue milestone, calculated on a trailing six month basis (Second Revenue Milestone), on or before June 30, 2025 and obtain lenders' credit approval, we will be permitted to borrow up to $300.0 million under the SLR Credit Facilities.

Pursuant to the terms and conditions of the SLR Loan Agreement, the Term Loan Lenders agreed to extend term loans to us in an aggregate principal amount of up to $250.0 million, comprised of (i) a term loan of $100.0 million (the Term A Loan), (ii) one or more term loans (in minimum increments of $20.0 million each) in the aggregate of up to $100.0 million (each, a Term B Loan) and (iii) one or more term loans in the aggregate of up to $50.0 million (each, a Term C Loan). Each Term A Loan, Term B Loan and Term C Loan is referred to single as a Term Loan and are referred to collectively as the Term Loans. The Term A Loan was funded on the Closing Date. The Term B Loan(s) are available for funding until August 22, 2024. The Term C Loan(s) are available subject to the lenders’ credit approval and the achievement of the Second Revenue Milestone on or before June 30, 2025. The Term C Loan will remain available for funding until one business day prior to November 1, 2027.

The SLR Revolving Credit Agreement provides for an asset-based revolving credit facility with aggregate revolving commitments of $25.0 million (the Initial Revolver Commitment). We may request to increase the aggregate revolving commitments by $25.0 million (the Additional Tranche) to an aggregate amount of $50.0 million, subject to ABL Lender’s approval. Amounts available to be drawn under the SLR Revolver are equal to the lesser of (i) outstanding revolving commitments under the SLR Revolving Credit Agreement and (ii) a borrowing base (the Borrowing Base) equal to the sum of (a) 85% of eligible accounts receivable, plus (b) 25% of eligible inventory (not to exceed the lesser of 50% of the Borrowing Base and $5.0 million), minus (c) customary reserves, minus (d) unposted cash.

For additional information regarding the SLR Credit Facilities, see Note 11, Subsequent Events, to our unaudited condensed financial statements included elsewhere in this Quarterly Report.

Copies of the SLR Credit Facility Agreements are attached hereto as Exhibits 10.1 and 10.2. The summary of the SLR Credit Facilities is qualified entirely by reference to the SLR Credit Facility Agreements filed as Exhibits 10.1 and 10.2.

SVB Term Loan

We repaid in full all amounts due under the SVB Loan and Security Agreement, including the early repayment fee of $0.3 million and the final payment of $2.0 million, using a portion of the proceeds of the SLR Credit Facilities.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included elsewhere in this Quarterly Report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the nature of the Company’s foreign currency exchange risks from those described in Part II Item 7A of our 2021 Annual Report.

We are exposed to interest rate risk through our borrowing activities. As of September 30, 2022, we had total debt under the SVB Loan and Security Agreement of $29.8 million, which was subsequently repaid in November 2022.

Upon the closing of the SLR Credit Facilities in November 2022, we have $100.0 million in variable rate debt outstanding under the SLR Term Loan Facility. The SLR Term Loan Facility bears interest at a rate per annum equal to one-month term SOFR (subject to a 2.75% floor), plus 5.15%. For additional information regarding the SLR Credit Facilities, see Note 11, Subsequent Events, to our unaudited condensed financial statements included elsewhere in this Quarterly Report.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report, as updated by the risk factors discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the fiscal quarters ended Mach 31, 2022 (Q1 2022 Quarterly Report) and June 30, 2022 (Q2 2022 Quarterly Report), which could materially affect our business, financial position, or future results of operations. There have been no material changes to the risk factors described in our 2021 Annual Report, as updated by our Q1 2022 Quarterly Report and Q2 2022 Quarterly Report, except as set forth below. The risks described in our 2021 Annual Report, Q1 2022 Quarterly Report and Q2 2022 Quarterly Report as updated below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also arise and materially impact our business. If any of these risks occur, our business, results of operations and financial condition could be materially and adversely affected and the trading price of our common stock could decline.

The terms of our credit agreement require us to meet certain operating and financial covenants, place restrictions on our operating and financial flexibility and subject us to interest rate risk.

We entered into two senior secured credit facilities (the SLR Credit Facilities) on November 3, 2022 (the Closing Date) which provide for up to a $250.0 million term loan (the SLR Term Loan Facility) pursuant to a loan and security agreement with certain lenders and SLR Investment Corp., as agent (the SLR Loan Agreement) and up to a $50.0 million asset-based revolving credit facility (the SLR Revolver, together with the SLR Term Loan Facility, the SLR Credit Facilities) pursuant to a credit agreement with Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL, as lender (the SLR Revolving Credit Agreement, together with the SLR Loan Agreement, the SLR Credit Facility Agreements). While the SLR Credit Facilities provide for borrowings of up to $300.0 million, we only have access to $200.0 million of such borrowings as of the Closing Date and the additional $100.0 million of such borrowings is subject to us achieving certain net revenue milestones and obtaining lenders’ credit approval. If we achieve a certain net revenue milestone, calculated on a trailing six month basis (First Revenue Milestone), on or before June 30, 2024 and the additional tranche under the SLR Revolver has been approved, we will be permitted to borrow up to $250.0 million under the SLR Credit Facilities. If we achieve a subsequent additional net revenue milestone, calculated on a trailing six month basis (Second Revenue Milestone, and together with First Revenue Milestone, the Revenue Milestones), on or before June 30, 2025 and obtain lenders’ credit approval, we will be permitted to borrow up to $300.0 million under the SLR Credit Facilities. If we fail to achieve either or both of these Revenue Milestones or obtain lenders’ credit approval, we will not be able to access the full $300.0 million borrowing amounts under the SLR Credit Facilities. The SLR Credit Facilities are secured by substantially all of our assets, including all of the capital stock held by us, if any, (subject to a 65% limitation on pledges of voting capital stock of foreign subsidiaries), and all of our intellectual property, subject to certain exceptions. The SLR Credit Facility Agreements contain a number of restrictive covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. In addition, as principal amounts outstanding under each of the SLR Term Loan Facility and the SLR Revolver accrue interest at variable interest rates tied to SOFR, any borrowings under the facilities will be subject to interest rate risk. An adverse change in interest rates for our borrowings could adversely affect our financial condition and results of operations. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations ‒ Liquidity and Capital Resources ‒ Debt Obligations ‒ SLR Debt Financing.”

The SLR Credit Facility Agreements contain customary representations and warranties and affirmative covenants and also contain certain restrictive covenants, including, among others, limitations on: the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt, transactions with affiliates and changes to our type of business, management of the business, control of the business or business locations. The SLR Credit Facility Agreements also include a financial covenant that, beginning with the fiscal quarter ending December 31, 2023, requires us to either (i) maintain certain levels of cash and cash equivalents in accounts subject to control agreements in favor of Agent and ABL Lender of at least 50% of the sum of (a) the outstanding obligations under the SLR Term Loan Facility and (b) the amount of the Company’s accounts payable that have not been paid within 120 days from the invoice date thereof or (ii) generate net product and product related revenue (or maintain gross profit margins) in excess of specified amounts (or percentages) for applicable measuring periods. The SLR Credit Facility Agreements also contain customary events of default. If we fail to comply with such covenants, payments or other terms of either SLR Credit Facility Agreement, our agent or lender, as applicable, could declare an event of default, which would give it the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, our agent or lender, as applicable, would have the right to proceed against the assets we provided as collateral pursuant to the SLR Loan Agreement or SLR Revolving Credit Agreement, as applicable. If the debt under either SLR Credit Facility Agreement was accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay this debt, which would harm our business and financial condition.

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

We recently launched a new pilot clinical and administrative services program designed to help bridge our healthcare provider customers, particularly those challenged by staffing shortages, as they transition from using an outsourced inpatient dialysis provider to offering on-site inpatient dialysis services on their own. In return for a fair market value service fee, we assign members of our own employed nurses on a temporary basis to support participating providers to launch and manage a dialysis program using Tablo and, as full-time staff is hired, to help train and onboard those nurses. This pilot program is in its very early stages and may not be successful in achieving the objectives we intend and anticipate and ultimately, it may fail to meet our customers’ expectations, all of which could harm our reputation and customer relationships. In addition, the program may not generate sufficient returns to justify our investment, or may result in unanticipated costs, which could adversely impact our operating margins and results of operations.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Form of Amended and Restated Certificate of Incorporation of Outset Medical, Inc.	S-1/A	333-248225	3.1	September 9, 2020

3.2	Form of Amended and Restated Bylaws of Outset Medical, Inc.	S-1/A	333-248225	3.2	September 9, 2020

4.1	Form of Common Stock Certificate	S-1/A	333-248225	4.1	September 9, 2020

4.2	Amended and Restated Registration Rights Agreement	S-1	333-248225	4.2	August 21, 2020

4.3	Form of Series A Warrant Agreement #1	S-1	333-248225	4.3	August 21, 2020

4.4	Form of Series A Warrant Agreement #2	S-1	333-248225	4.4	August 21, 2020

10.1*#	Loan and Security Agreement by and between SLR Investment Corp., the lenders from time to time party thereto and Outset Medical, Inc. dated as of November 3, 2022

10.2*#	Credit Agreement by and between Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL and Outset Medical, Inc. dated as of November 3, 2022

10.3†*	Outset Medical, Inc. 2020 Employee Stock Purchase Plan, as amended and restated

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Outset Medical, Inc.

Date: November 8, 2022	By:	/s/ Leslie Trigg
Leslie Trigg
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Nabeel Ahmed
Nabeel Ahmed
Chief Financial Officer (Principal Financial and Accounting Officer)