Form 10-K
period 2022-12-31
Outset Medical, Inc.
filed 2023-02-13
CIK 1484612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2022 (the last business day of the registrant's most recently completed second quarter) as reported by Nasdaq Global Market on that date was $709 million.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 9, 2023 was 48,637,059.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission within 120 days of the registrant’ fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•
our business strategy, plans and objectives of management;
•
key factors we believe affect our performance, including our beliefs about the opportunities presented by these factors, our ability to successfully address each of these factors and the anticipated impacts of these factors on our business, financial condition and result of operations;
•
our expectations regarding the market sizes and growth potential for Tablo, including our estimates of annual spending on dialysis and the number of people affected by kidney failure in the United States, and the total addressable market opportunities for Tablo in the acute care and home settings;
•
our planned expansion within the home dialysis market and our assumptions about the home market, including expected drivers of home dialysis adoption;
•
any ongoing impact of the recent COVID-19 pandemic and other macroeconomic factors on our business and results of operations, and on our customers and suppliers;
•
our intent to explore opportunities for international expansion;
•
continued execution of our initiatives designed to reduce the cost of producing and shipping our products, expand gross margins, further secure supply continuity, improve the flexibility of our operations and otherwise mitigate supply chain challenges, and our ability to achieve projected cost reductions and other anticipated benefits from these initiatives at the levels or within the timeframe we estimate;
•
our expectations with respect to anticipated benefits of the TPNIES approval;
•
our plans to expand our manufacturing capabilities to support our growth, including by expanding our manufacturing workforce;
•
our plans to continue to invest in our research and development efforts to enhance existing products and develop new products;
•
our plans to invest in continued expansion of our sales and marketing infrastructure;
•
our ability to respond to any reports, observations or other actions by the FDA or other regulators in a timely and effective manner; and
•
our expectations regarding the uses and sufficiency of our capital resources.

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

PART I

Item 1. Business.

Our Company

Outset is a medical technology company pioneering a first-of-its-kind technology to reduce the cost and complexity of dialysis. We believe the Tablo® Hemodialysis System represents a significant technological advancement that transforms the dialysis experience for patients and operationally simplifies it for providers. We designed Tablo from the ground up to be a single enterprise solution that can be utilized across the continuum of care, allowing dialysis to be delivered anytime, anywhere and by virtually anyone. Tablo is currently cleared by the U.S. Food and Drug Administration (FDA) for use in the hospital, clinic or home setting. Our technology is designed to elevate the dialysis experience for patients, and help providers overcome traditional care delivery challenges. Our focus on flexibility, ease of use and user experience translates to meaningfully reduced training times and fixed infrastructure requirements. Requiring only an electrical outlet and tap water to operate, Tablo frees patients and providers from the burdensome infrastructure required to operate traditional dialysis machines. The integration of water purification and on-demand dialysate production in a single 35-inch compact console enables Tablo to serve as a dialysis clinic on wheels. Tablo leverages cloud technology, making it possible for providers to monitor devices and treatments remotely, perform patient and population analytics and automate clinical recordkeeping. With a simple-to-use touchscreen interface, two-way wireless data transmission and a proprietary data analytics platform, Tablo is a new holistic approach to dialysis care. Unlike traditional hemodialysis machines, which have limited clinical versatility across care settings, Tablo can be used seamlessly across multiple care settings and a wide range of clinical applications.

We have generated meaningful evidence to demonstrate that providers can realize significant operational efficiencies, including reducing the cost of their dialysis programs by up to 80% in the intensive care unit (ICU). In addition, Tablo has been shown to deliver robust clinical care. In studies and surveys we have conducted, patients have reported quality of life benefits on Tablo compared to other dialysis machines. We believe Tablo empowers patients, who have traditionally been passive recipients of care, to regain agency and ownership of their treatment.

Kidney failure can be temporary and occur spontaneously due to an underlying medical condition, as is the case in acute kidney injury (AKI), or can worsen gradually over time, as is the case in chronic kidney disease (CKD), which may result in end-stage renal disease (ESRD). Kidney failure is commonly managed with hemodialysis, a procedure by which waste products and excess fluid are directly removed from a patient’s blood using an external dialysis machine. ESRD patients require complex management and the cost burden of administering dialysis is significant. Hemodialysis can be performed in multiple care settings, including the hospital, clinic or the patient’s home. Typically, different types of dialysis machines are used in different care settings and for different clinical needs. Tablo is an enterprise dialysis solution that allows providers to standardize to a single technology platform.

Driving adoption of Tablo in the acute setting has been our primary focus since Tablo’s clearance by the FDA for use in an acute or chronic care facility in September 2014. We have invested in growing our economic and clinical evidence, built veteran field service, sales and clinical support teams with significant expertise, and implemented a comprehensive training and customer experience program. Our experience in the acute market has demonstrated Tablo’s clinical flexibility and operational versatility, while also delivering meaningful cost savings to the providers. We plan to continue leveraging our commercial infrastructure, including our sales, field service and marketing teams, to broaden our installed base in the acute care market, as well as driving utilization and fleet expansion with our existing customers.

Tablo is also utilized for home-based dialysis. In March 2020, Tablo was cleared by the FDA for patient use in the home. We believe our ability to reduce training time, patient dropout, and supplies and infrastructure required to deliver dialysis in the home can drive efficiency and economic improvements to the home care model. In our home investigational device exemption (IDE) trial, patients reported specific quality of life improvements compared to their experience on the incumbent home dialysis machine. To penetrate this market successfully, we continue to make investments in, and focus on refining our home distribution, logistics, service and support systems to help ensure they continue to scale. We are also working with providers, patients and payors to increase awareness and adoption of transitional care units (TCUs) as a bridge to home based therapy. To demonstrate the cost advantages of Tablo in the home setting, we are continuing to collect additional patient clinical experience and outcomes data.

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

The Tablo system is comprised of the following components:

•
Tablo Console. A proprietary, compact, mobile and versatile machine consisting of an integrated water purification, on-demand dialysate production system and simple-to-use touchscreen interface with 3D animations that guide the user through treatment from start to finish. Using advanced sensors, the console automates much of treatment setup and management and can automatically self-diagnose for potential machine issues. The Tablo console can accommodate a wide range of treatment modalities, durations and flow rates, allowing for broad clinical applications. The Tablo console requires only a standard electrical outlet and tap water to operate. This eliminates the need for industrial water treatment rooms, separate water purification machines and pre-filled bags of dialysate associated with traditional dialysis machines. We recently introduced TabloCart, a non-medical accessory for the Tablo Hemodialysis System that provides added maneuverability and optional prefiltration storage.
•
Tablo Cartridge. A proprietary, disposable single use pre-strung cartridge that easily clicks into place, minimizing steps, touch points and connections, allowing for set up of treatment supplies in less than 12 minutes. The Tablo cartridge was designed to simplify and streamline treatment setup to minimize the potential for user error. The Tablo cartridge is intended to facilitate extracorporeal blood purification for patients. One cartridge is used per treatment, except in the case of extended therapy, where multiple cartridges can be used if needed. The Tablo cartridge consists of a user-friendly pre-configured blood, saline, and infusion tubing. The Tablo cartridge requires only two connections to operate as compared to other machines that require stringing, hanging, snapping and tapping multiple lines. In our home IDE trial, patients were able to set up the Tablo cartridge and dialysate concentrates in less than 12 minutes, on average. With an average prime period of approximately eight minutes, an uninterrupted patient can initiate therapy in as little as around 20 minutes, representing a significant improvement over traditional machines, which can take approximately 45 minutes to set up.
•
Tablo Data Ecosystem. As further described below in the section entitled “Tablo Data Ecosystem”, with Tablo, we are bringing data to dialysis. Tablo is built to live in a connected setting with cloud-based system monitoring, patient analytics and clinical recordkeeping.

Tablo Data Ecosystem

Tablo's two-way wireless data transmission and connectedness help reduce maintenance costs and enable ongoing system improvements. This is all made possible by our growing team of experienced software, data science, and machine learning engineers.

Tablo leverages cloud technology to make it possible for providers to monitor devices and treatments remotely, perform patient and population analytics, and automate clinical recordkeeping. Due to Tablo’s wireless connectivity, we can release new features and enhancements through over-the-air (OTA) updates, without requiring hardware changes or interventions from field service engineers (FSEs). We also release user trainings this way, which means that customers can train and upgrade their device on their own schedule. We have used these OTA updates to add important new features designed to extend Tablo’s clinical applicability in addition to updates designed to enhance device uptime by enabling remote diagnostics and support. We believe these OTA updates help Tablo get smarter over time.

Tablo’s connectedness also allows it to continually stream to the cloud over 500,000 device performance data points after every treatment. We use this data, in conjunction with our diagnostic and predictive algorithms, to determine failure types and, in some instances, predict failures before they occur. Equipped with this information, our FSEs can visit sites knowing they have the correct parts and consumables to address the issues reported, and those that are yet to come. In effect, this contributes to a reduction in service hours and an increase in device uptime.

The above functionality is enabled through the following key platforms: TabloHub®, a customer-facing portal; MyTablo, a patient-facing portal; and TabloDash, an internal data analytics platform.

TabloHub

TabloHub is designed to be a one-stop shop for providers that allows customers to monitor treatments in real-time across their fleet, visualize historical treatment records and statistics, see system disinfection and service records, search documentation, read news about Tablo, and perform various trainings. It is accessible from virtually anywhere, using a smart phone, tablet, or a web browser.

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

MyTablo

MyTablo is a version of TabloHub designed for patients who are dialyzing at home or performing self-care at a clinic. Through the MyTablo portal, patients have the ability to access training materials and download their own treatment reports.

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

With the above features and benefits in mind, we believe the Tablo Hemodialysis System is well-positioned as a differentiated, all-in-one solution enabling transformational dialysis across the continuum of care, from hospital to home, in one of the largest, most expensive, least changed areas of healthcare.

Competition

There are a number of dialysis machine manufacturers in the United States, Europe and Asia. Notable competitors in the United States include Fresenius Medical Care AG & Co. KGaA (Fresenius), Baxter International, Inc. (Baxter) and B. Braun. Medical Inc. (B. Braun). In addition, Quanta Dialysis Technologies Ltd’s (Quanta) dialysis system received FDA 510(k) clearance for use in acute and/or chronic settings. Of these competitors, Fresenius is the largest, and is vertically integrated, both manufacturing dialysis products and operating dialysis clinics along with providing inpatient dialysis services to hospitals and health systems. Additionally, companies with dialysis machine development programs include Medtronic plc (Medtronic). With the exception of Quanta, our competitors are significantly larger than us with greater financial, marketing, sales and personnel resources, greater brand recognition and longer operating histories. We believe our ability to compete effectively will be dependent on our ability to build the commercial infrastructure necessary to effectively demonstrate the value of Tablo, maintain and improve product quality and feature functionality, build the infrastructure to support the operating needs of the business and achieve cost reductions.

Acute Care

While historically customers in this market have focused on machine functionality and price, we believe they are increasingly focused on the total cost of patient care, which favors technology that can provide clinical versatility and improve operational efficiency. In the acute care setting, the dialysis machine manufacturers that we compete with include Fresenius, Baxter and B. Braun. We compete primarily on the basis that Tablo is designed to drive operational efficiency through ease of use and cost reduction by reducing infrastructure and supplies cost.

Further, hospital customers in this market have generally outsourced their dialysis services to third party providers, for example, Fresenius, rather than offering on-site inpatient dialysis services on their own. We may also compete against these outsourced dialysis providers. In such instances, we believe our ability to compete effectively will depend on our ability to demonstrate Tablo’s economic, clinical, compliance and operational benefits relative to outsourcing dialysis services.

Home Care

We believe competition in the home setting is based on a system’s clinical performance, its cost efficiency, its ease of use and patient preference. In the home hemodialysis setting, competitors include Fresenius (through its acquisition of NxStage). We believe through Tablo’s unique advantages it is easier and faster for patients to learn, and simpler for patients to operate at home, which may position us well against existing competitors. We believe these factors will reduce patient burn-out, thereby extending patient retention, increasing home hemodialysis growth and improving associated margin for providers. We do not consider peritoneal dialysis (PD) to be competitive to our products given the differences in treatment modality, that PD is clinically limited due to patients with certain pre-existing conditions such as congestive heart failure and obesity and that PD is regarded as a “temporary” modality since approximately 80% of patients are on the therapy for less than three years.

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

Patents

As of December 31, 2022, we had 21 issued U.S. patents, as well as 10 pending U.S. patent applications. We had an aggregate of 39 issued patents in Australia, Canada, China, France, Germany, Hong Kong, Japan, Spain, Sweden and the United Kingdom, as well as 19 pending patent applications in Australia, Brazil, Canada, China, the European Patent Office, Hong Kong, Japan, and under the Patent Cooperation Treaty. Some of our patents and other intellectual property cover aspects of Tablo that enable it to be used by anyone, including the patient, through the automation of functions formerly performed by dialysis center technicians using traditional dialysis systems. Our proprietary data ecosystem provides what we believe is a unique way of connecting providers and patients for real-time treatment monitoring, automated treatment documentation, and simplified compliance and record-keeping.

Our patents expire between October 2025 and December 2039. The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United

States Patent and Trademark Office (USPTO) in examining and granting a patent, or it may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. We cannot be sure that our pending patent applications or future patent applications will result in issued patents or that any patents that have issued or might issue in the future will protect our current or future products, provide us with any competitive advantage or will not be challenged, invalidated, or circumvented.

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

Tablo Console

We established a manufacturing facility in Tijuana, Mexico, which enabled us to fully insource Tablo console manufacturing during 2021. We are operating in Mexico in collaboration with TACNA Services (TACNA), a well-known outsourced business administration service provider that provides all the back-office and facility infrastructure support, allowing us to focus on our core competencies – design and high-volume manufacturing for reliability and cost reduction. Tablo consoles manufactured in our Mexico facility are tested at the facility using an integrated system testing protocols designed by us, and then direct-shipped to our distribution centers, using a network of short-haul and long-haul freight forwarders optimized for time and cost efficiency.

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

The number of suppliers required for Tablo console production is in excess of 200 worldwide. We consider a discrete number of these suppliers, located in the United States, Mexico, Europe and Asia, as critical providers of components such as pumps, motors, valves and PCBA boards. We are currently undertaking a second source qualification process for the majority of these critical components. Where second sourcing is unavailable or infeasible and likely to remain so, we have sought to mitigate supply interruption risks with increased levels of safety stock.

Tablo Cartridge

Until recently, the Tablo cartridge was manufactured exclusively by our two contract manufacturing partners. During 2022, we moved production of a majority of Tablo cartridges to a manufacturing site in Tijuana, Mexico in partnership with Providien Medical (Providien), in order to help us achieve cost reductions through lower freight costs and mitigate against global supply chain interruption. Providien, part of Carlisle Companies Incorporated, offers expertise in high volume disposable assembly services. Tablo cartridges produced at this facility undergo sterilization using electronic beam (e-beam) technology, which is an environmentally friendly sterilization method for which we received 510(k) clearance from the FDA in November 2021.

During 2022, we also continued to produce a portion of Tablo cartridges through Infus Medical Co. Ltd. (Infus), a contract manufacturer with two facilities in Thailand. As part of this arrangement, we direct the oversight of the raw materials sourcing, selection and planning while Infus takes receipt of the Tablo cartridge components, and performs assembly, testing and Ethylene

Oxide sterilization before shipment. Tablo cartridges produced through Infus have shipped primarily via ocean freight, though in times of peak demand or other supply chain constraints, we have shipped by air freight. Our team inspects the product before releasing it for shipment.

More recently, we also initiated production of Tablo cartridges in-house at our manufacturing facility in Tijuana, Mexico that we operate in collaboration with TACNA. We intend to increase the quantity of Tablo cartridges produced at this facility as we ramp our cartridge manufacturing capabilities during the remainder of the year, while continuing to rely on one or more of our contract manufacturers as additional sources for cartridge production. We expect that insourcing Tablo cartridges will ultimately further our long-term gross margin expansion and supply continuity strategies and improve the flexibility of our operations. Tablo cartridges produced at our facility are sterilized using e-beam technology.

The various components for the Tablo cartridge are manufactured by approximately 30 different single-source suppliers located in various countries including the United States, Mexico, Europe and Asia.

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

Quality Systems Regulation Requirements

Our manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR requires that each manufacturer establish a quality systems program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. The QSR also requires, among other things, maintenance of records and certain documentation, a device master file, device history file, and complaint files. QSR compliance is necessary to receive and maintain FDA clearance or approval to market new and existing products. As a manufacturer, we are subject to periodic scheduled or unscheduled audits or inspections by the FDA. Our failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products, which would have a material adverse effect on our business. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

•
FDA untitled letters, FDA Form 483s, FDA warning letters, it has come to our attention letters, fines, injunctions, consent decrees and civil penalties;
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

•
withdrawing of 510(k) clearances or PMA approvals that have already been granted;
•
refusal to grant export approval for our products; or
•
criminal prosecution.

The FDA can also publish Safety Communications or Letters to Health Care Providers when the agency becomes aware of new issues involving a specific product or, or more broadly, a product family. These communications are posted on the FDA’s website and describe the FDA’s analysis of a current issue and provide specific regulatory approaches and clinical recommendations for patient management.

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

Since Tablo’s original clearance by the FDA for home use in March 2020, we have made certain changes to the device over time and, where appropriate, have submitted 510(k) applications for certain modifications to the Tablo. In May 2021, we submitted a 510(k) application to the FDA covering the design changes for patient use in the home. In May 2022, after further discussions with the FDA and receiving indications that the clearance of this 510(k) application would be delayed beyond our original expectations, we implemented a shipment hold on the distribution and marketing of Tablo for use in the home environment pending the FDA’s review and clearance of this 510(k) application. In late July 2022, the FDA cleared this 510(k) application of Tablo for patient use in the home and we resumed marketing and shipping Tablo for home use.

The FDA previously issued to us a post-market surveillance order under Section 522 of the FDCA which required that we conduct a human factors study, as well as conduct a detailed analysis of adverse events and complaints from home users. While the FDA recently placed this 522 study requirement on hold because the original order specifically pertained to a prior version of Tablo, the FDA may decide to issue a new 522 order applicable to the current version of Tablo or extend the requirements of the prior 522 study order to apply to the version of Tablo that is the subject of the recently cleared 510(k) application. If the FDA does require us to run a 522 study with the version of Tablo that is the subject of the July 2022 clearance, we would need to submit and obtain the FDA’s approval of an updated 522 study protocol for the current version of Tablo before we could commence, conduct and complete the study. Should the FDA decide that the use of the Tablo System in the home environment identifies new concerns related to the safety and effectiveness of the product, or if the FDA determines that the requirements of the 522 order are otherwise unmet, we may be required to make changes to our Tablo System or its labeling for which we may need to submit new marketing authorization applications and obtain clearance, we may need to temporarily suspend shipment of Tablo, withdraw or recall the Tablo System from the market, and we may be subject to other enforcement actions, any of which could materially and adversely harm our business.

In October 2022,we submitted a 510(k) notification to the FDA seeking clearance of a new software version intended to offer new commercial features and enhancements designed to improve the reliability and serviceability of Tablo, as well as other previously implemented modifications. We have received, and are in the process of responding to, a request for additional information regarding some of the modifications included in the 510(k). At this time, this 510(k) application is pending at the FDA. Based on the results of the FDA’s review, we may be required to take additional actions, which may include reverting Tablo back to its prior, un-modified configuration.

In May 2022, the FDA published a Letter to Healthcare Providers entitled "Potential Risk of Exposure to Toxic Compounds When Using Certain Hemodialysis Machines Manufactured by Fresenius Medical Care – Letter to Health Care Providers." In that communication, the agency stated that it is evaluating the potential risk of exposure to non-dioxin-like (NDL) polychlorinated biphenyl acids (PCBAs) and NDL polychlorinated biphenyls (PCBs) with certain hemodialysis machines marketed in the United States. The FDA stated that the source of the NDL PCBAs and NDL PCBs is from the silicone tubing used as a part of the hydraulics in those machines and the dialysate lines. Although the Tablo Hemodialysis System was not the subject of the FDA’s Letter to Healthcare Providers, the FDA reached out to Outset regarding the tubing used in the Tablo. In a series of discussions with the FDA, the agency requested that we conduct a targeted analysis and a screening analysis on the tubing used in the Tablo Hemodialysis System. The FDA is requesting data on three specific compounds of PCB / PCBA as well as screening for other toxins and PCB/PCBAs. We are cooperating fully with the agency and are in the process of finalizing testing and screening protocols for submission to the FDA, and plan to perform the analysis in the first half of 2023. Based on the results of this testing, Outset may be required to take additional actions including submission of a 510(k) application for modified silicone tubing, if necessary.

We continue to seek opportunities for product improvements and feature enhancements, which will, from time to time, require FDA clearance or approval before commercial launch.

In the first quarter of 2023, the FDA conducted their first quality system inspection of our San Jose, California facility. At completion, the FDA issued a Form FDA-483 identifying four inspectional observations, relating to: (i) a single medical device report (MDR) that was not submitted within the required time period, (ii) completeness of software validation documentation, (iii) procedures defining escalation of nonconforming product to Corrective and Preventive Action (CAPA), and (iv) procedures connecting actions in customer complaints and the CAPA system. We intend to provide a complete response to the FDA and to implement a corrective action plan to address these observations within the requisite timeframe. Although we believe we are in material compliance with the QSR and will be able to address the observations identified in the Form-483 in a timely manner, there is no guarantee that subsequent inspections of our facility by the FDA or other regulatory authorities will not result in similar observations with respect to our quality system, which could adversely affect our business. The observations do not affect our ability to serve patients in both the home and acute end markets, and we intend to expeditiously and effectively address them in a way that strengthens our quality system.

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

The U.S. federal Anti-Kickback Statute is a broad criminal statute that prohibits, among other things, the knowing and willful offer, solicitation, receipt, or payment of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, for the purpose of inducing or rewarding the order, purchase, use or recommendation of items or services that may be paid for, or reimbursed by, in whole or in part, a federal healthcare program, such as Medicare or Medicaid. This includes products, like Tablo, that are not directly reimbursed but are purchased and used in a service paid for by such programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the term “remuneration” has been broadly interpreted to include anything of value. The Affordable Care Act (ACA) healthcare reform legislation specified that any claims submitted as a result of a violation of the federal Anti-Kickback Statute constitute false claims and are subject to enforcement under the federal False Claims Act, which is discussed in more detail below. Government officials continue to focus their enforcement efforts on the federal Anti-Kickback Statute and the sales and marketing activities of medical device manufacturers and other healthcare companies, and routinely bring cases against individuals or entities who allegedly offer unlawful inducements to potential or existing customers in an attempt to procure their business. Judgments and settlements of these cases by healthcare companies have involved significant fines and, in some instances, criminal pleas and convictions. Conviction under the federal Anti-Kickback Statue results in mandatory exclusion from participation in the federal healthcare programs, meaning that federal healthcare programs will not reimburse (directly or indirectly) for products or services furnished by the excluded entity or individuals. Violators are subject to, among other things, imprisonment and significant criminal fines for each violation under the Anti-Kickback Statute, plus up to three times the remuneration involved and other civil penalties under the False Claims Act, as discussed in more detail below.

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

The Physician Payments Sunshine Act (Sunshine Act) requires us to track and report annually certain data on payments and other transfers of value we make to teaching hospitals and U.S.-licensed physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants, and certified nurse-midwives. Manufacturers are also required to report ownership and investment interests held by the physicians described above and their immediate family members. The data are sent to the Center for Medicare and Medicaid Services (CMS) for public disclosure on the Open Payments website. Failure to timely report information in accordance with the Sunshine Act may result in significant financial penalties.

In addition to these federal laws, there are often state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to: research, sales and marketing arrangements; claims involving healthcare items or services reimbursed by any third- party payor, including private insurers; state laws that require medical device companies to comply with the medical device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug and device manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities. In some states, applicable state anti-kickback laws apply with respect to all payors, including commercial health insurance companies.

Through our compliance efforts, we strive to design our business operations and relationships with our customers to comply with all applicable law. However, many of the laws and regulations applicable to us are broad in scope and may be interpreted or applied by prosecutorial, regulatory or judicial authorities or whistleblowers in ways that we cannot predict. Thus, it is possible that governmental entities or other parties could interpret these laws differently or assert non-compliance with respect to one or more of our business operations and relationships. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, and/or exclusion from government funded healthcare programs, such as Medicare and Medicaid. In addition, we may become subject to additional oversight and reporting requirements under a corporate integrity agreement as part of a settlement to resolve allegations of non-compliance with these laws (even if we do not admit violations). We may also need to curtail or restructure our operations as a result of being found to violate these laws, having such violations asserted against us, or based on enforcement actions instituted with respect to comparable practices by others. Any of these outcomes could have an adverse effect on our financial condition and ability to conduct our operations.

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

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. For instance, the California Consumer Privacy Act (CCPA) became effective on January 1, 2020. The CCPA gives California residents new rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for PHI and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. Additionally, a California ballot initiative, the California Privacy Rights Act (CPRA), passed in November 2020, and the majority of the provisions took effect on January 1, 2023. The CPRA amendments to the CCPA impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The amendments also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Laws similar to the California laws have passed in Virginia, Colorado, Connecticut, and Utah and have been proposed in other states and at the federal level. To the extent these laws apply to our operations, they may ultimately have conflicting requirements that would further complicate compliance. Further, new health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we handle health-related information, and the cost of complying with these standards could be significant. If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

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

We may also be subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws. These regulations may require that we obtain individual consent before we collect or process personal data, restrict our use or transfer of personal data, impose technical and organizational measures to ensure the security of personal data, add obligations to our data analytics services, and require that we notify regulatory agencies, individuals or the public about any data security breaches. As we expand our international operations, we may be required to expend significant time and resources to put in place additional mechanisms to ensure compliance with multiple robust and evolving data privacy laws as they become applicable to our business.

Our business relies on secure and continuous processing of information and the availability of our Information technology (IT) networks and IT resources, as well as critical IT vendors that support our technology and data processing operations. Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication, and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. We may face increased cybersecurity risks due to our reliance on internet technology and the increased frequency of employees working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. OCR, in partnership with the Healthcare and Public Health Sector Coordinating Council, issued cybersecurity guidelines for healthcare organizations that reflect consensus-based, voluntary practices to cost-effectively reduce cybersecurity risks for organizations of varying sizes. Although these Department of Health and Human Services (HHS)-backed guidelines, entitled “Health Industry Cybersecurity Practices: Managing Threats and Protecting Patients,” are voluntary, they are likely to serve as an important reference point for the healthcare industry, and may cause us to invest additional resources in technology, personnel and programmatic cybersecurity controls as the cybersecurity risks we face continue to evolve.

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

Reimbursement in the Clinic and Home Settings

We sell our Tablo to dialysis clinics. These clinics, in turn, provide equipment and services to the patient and are reimbursed by Medicare, Medicaid, and other third-party payors, such as private insurance.

Medicare

In the clinic and home setting, the largest payor of dialysis services is Medicare, and Medicare requires all dialysis patients to be under the care of a dialysis clinic provider, whether they are in the clinic or in the home.

Most patients who require regular dialysis, that is, those with ESRD, have coverage through Medicare Part B, which, effective January 1, 2011, pays dialysis clinics through a prospective, bundled payment system. Reimbursement is generally provided on a per treatment basis, and it is the same whether the patient is treated in the clinic or in the home setting. We believe that the current per treatment reimbursement amount received by our customers under Medicare Part B adequately covers the amortization of the cost of capital equipment, and specifically our Tablo console, as well as the per treatment supplies and disposables cost for Tablo, whether it is in the home or the in-clinic setting. Dialysis clinics’ continuing use of Tablo, however, will depend on whether the cost of treatments involving Tablo (including the amortized cost of the Tablo console and other capital equipment) will continue to be adequately covered by the reimbursement that the dialysis clinics receive from Medicare and any other third-party payors.

Under the ESRD Prospective Payment System (PPS), CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services, which is broadly defined and includes home dialysis and most related drugs. On October 31, 2022, CMS published the final rule for Calendar Year (CY) 2023, which increased the base reimbursement rate per dialysis treatment to $265.57, an increase of $7.67 over the CY 2022 base rate of $257.90. CMS may adjust the base rate to account for factors that increase the cost of providing dialysis to a certain patient, for example, based on patient factors such as age, body surface area, low body mass index, and certain comorbidities, and based on facility factors like volume and geographic location. With a vast majority of U.S. ESRD patients covered by Medicare, the Medicare reimbursement rate is an important factor in a healthcare provider’s decision to use Tablo and limits the fees for which we can sell or rent Tablo.

Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare Part B to three times a week, unless there is medical justification provided by the dialysis facility based on information from the patient’s physician for additional treatments. Using currently available technology, most patients who receive home dialysis have been prescribed to receive more than three treatments per week. The Tablo system can allow providers to prescribe as few as three home dialysis treatments per week. However, to the extent that providers continue to prescribe more than three home dialysis treatments per week and Medicare contractors determine they will not pay for such additional treatments, use of the Tablo system could be adversely impacted. As there is not a uniform national standard for what constitutes medical justification, a clinic’s decision as to how much it is willing to spend on home dialysis equipment and services will be at least partly dependent on the number of weekly treatments prescribed for home dialysis with the Tablo system and, if greater than three, the level of confidence the center has in the predictability of receiving reimbursement from Medicare for additional treatments per week based on submitted claims for medical justification.

Beginning January 1, 2021, more dialysis patients enrolled in coverage under a Medicare Advantage plan when changes from the 21st Century Cures Act went into effect. While Medicare Advantage plans must provide at least the same level of coverage for Medicare beneficiaries as traditional Medicare, reimbursement to dialysis facilities is most often higher than traditional Medicare with a wide range of variability in payment rates to providers. Reimbursement rates depend on each Medicare Advantage plan’s contracts and network agreements with each dialysis facility The CY 2021 Medicare ESRD PPS final rule, among other things, encouraged the development of new and innovative home dialysis machines to give Medicare beneficiaries more dialysis treatment options in the home and improve their quality of life. Specifically, the CY 2021 final rule included capital equipment in transitional add-on payment adjustments for new and innovative equipment and supplies (TPNIES). For home dialysis equipment CMS provided a pathway for capital related assets (CRA) to secure TPNIES. We applied for and received CRA TPNIES in connection with the Tablo Hemodialysis System use by one patient per one machine in the home, pursuant to which Medicare will pay 65% of the Medicare Administrative Contractor-determined pre-adjusted per treatment amount for two calendar years beginning in CY 2022.

Medicaid

Many ESRD patients also have Medicaid coverage that is supplemental to Medicare coverage, as it helps cover Medicare Part B coinsurance and items and services not covered by Medicare Part B. Some ESRD patients, however, may have Medicaid as their primary coverage. Because Medicaid is a state-administered program, Medicaid reimbursement for dialysis services varies by state.

Private Insurance

Finally, some patients may have coverage through private insurance, for example through a marketplace plan set up under the Affordable Care Act or through an employer or union group health plan. Private insurance reimbursement is generally higher than government reimbursement, but private insurance coverage and reimbursement vary by sponsor and plan.

Reimbursement in the Critical Care Setting

For Medicare patients, both acute kidney failure and fluid overload therapies provided in an in-patient hospital setting are reimbursed under Medicare Part A through the Hospital Inpatient Prospective Payment System using the Medicare Severity Diagnosis Related Group System (MS-DRG). Under this system, reimbursement is determined based on a patient’s diagnoses, demographics, and procedures furnished during the stay, and is intended to cover all of the hospital’s costs of treating the patient. Longer hospitalization stays and higher labor needs, which are typical for patients with acute kidney failure and fluid overload, must be managed in order for care of these patients to be cost-effective. Similar to dialysis clinics that are reimbursed by Medicare Part B under the ESRD bundled payment methodology, we believe that there is a significant incentive for hospitals to find the most cost-efficient way to treat these patients in order to improve hospital economics for these therapies.

In the in-patient setting under Medicare, dialysis and ultrafiltration (UF) are not directly reimbursed, but rather are paid for out of the amount paid to inpatient hospitals in connection with the patient's application MS-DRG for his/her admission. In most cases, AKI or fluid overload requiring dialysis or ultrafiltration will increase the severity of the underlying diagnosis, and therefore could result in higher reimbursement than those cases without dialysis. Given that dialysis is a “fixed cost” for providers within the MS-DRG, we believe that there is significant motivation for providers to attempt to reduce costs associated with dialysis in order to improve overall service line profitability.

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

There have been judicial and Congressional challenges to various elements of the Affordable Care Act, as well as efforts to modify certain aspects of the Affordable Care Act. For example, Congress eliminated, starting January 1, 2019, the tax penalty for not complying with the Affordable Care Act’s individual mandate to carry health insurance. The Further Consolidated Appropriations Act of 2020, Pub. L. No. 116-94, signed into law December 20, 2019, fully repealed the Affordable Care Act’s “Cadillac Tax” on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share (repeal effective in 2021), and the medical device excise tax on non-exempt medical devices. The American Rescue Plan of 2021, Pub. L. No. 117-2, enacted on March 11, 2021, temporarily increased premium tax credit assistance for those eligible for subsidies for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. Recently, the Inflation Reduction Act of 2022 extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. It is unclear if efforts to challenge, or modify, or alter the implementation or interpretation of the Affordable Care Act will affect our business, financial condition and results of operations.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, resulted in reductions in payments to Medicare providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect into 2031 unless additional Congressional action is taken, with the exception of a temporary suspension of the 2% cut in Medicare payments from May 1, 2020 through July 1, 2022 due to the COVID-19 pandemic. The law provided for 1% Medicare sequestration in the second quarter of 2022, with the full 2% sequestration going into effect thereafter until 2031. To offset the temporary suspension during the COVID-19 pandemic, in 2030, the sequestration will be 2.25% for the first half of the year, and 3% in the second half of the year. As long as these cuts remain in effect, they could adversely impact payment for any products we may commercialize in the future. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several types of providers, including hospitals, and extended the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years.

Moreover, other legislative and executive actions have encouraged the development of new payment and care models for ESRD patients. For example, an executive order signed in July 2019 directed the Secretary of HHS to develop, among other things, Medicare payment models designed to identify and treat at-risk populations earlier in disease development, and in connection with the executive order, HHS announced a goal of having 80% of new ESRD patients in 2025 either receive dialysis at home or receive a transplant. CMS subsequently published a final rule on September 29, 2020, among other things, to implement the End-Stage Renal Disease Treatment Choices (ETC) Model. The ETC Model is a mandatory payment model that adjusts certain Medicare payments to selected ESRD facilities, nephrologists, and other clinicians managing beneficiaries with ESRD starting January 1, 2021 and continuing through June 30, 2027. Specifically, the ETC Model will adjust certain ESRD facilities’ treatment base rates under the ESRD Prospective Payment System and managing clinicians’ monthly Medicare capitation payments to incentivize greater use of home dialysis and kidney transplants. Additionally, on January 1, 2022, CMS implemented the Kidney Care Choices Model, a voluntary Medicare payment model with four distinct payment options designed to help providers reduce costs and improve quality of care for patients with late-stage chronic kidney disease and ESRD, to delay the need for dialysis, and to encourage kidney transplantation. Most recently, on November 7, 2022, CMS issued a final rule regarding the ETC Model that, among other changes, revised the scoring methodology of the Performance Payment Adjustment and provided additional protections for furnishing and billing kidney disease patient education services. Changes to the models of patient care, including an increased focus on treatments earlier in disease progression, may adversely affect our customers’ businesses and potentially decrease the demand for our product or result in additional pricing pressures. Further, with home dialysis as a growing trend in the industry and issuance of the executive order and the ETC Model final rule, a failure to implement our expansion into home dialysis could have a material adverse impact on our business.

We believe that there will continue to be proposals and other actions by legislators and other policymakers at both the federal and state levels, and by regulators and third-party payors to reduce costs and/or expand individual healthcare coverage. Changes to federal and state legislatures and executive offices have resulted in and will likely continue to result in further healthcare policy changes. For example, on July 9, 2021, President Biden issued an executive order to promote competition in the American economy, including in the healthcare sector. Among the provisions in the executive order was a directive to HHS to standardize plan options in the national health insurance marketplaces (i.e., the Exchanges) to facilitate improved comparison shopping for insurance plans. Additionally, on June 21, 2022, in the case of Marietta v. DaVita, the Supreme Court of the United States addressed the question of whether a group health plan that provides limited benefits for outpatient dialysis – but does so uniformly for all plan participants – violates the Medicare Secondary Payer Act (MSPA), a law which makes Medicare a “secondary” payer to an individual’s existing insurance plan for certain medical services, including dialysis, when that plan already covers the same services. Specifically, the Supreme Court held that because the Plan’s terms apply uniformly to all covered individuals, the Plan does not “differentiate in the benefits it provides” to individuals with ESRD or “take into account” whether an individual is entitled to or eligible for Medicare, and thus does not violate the MSPA.

Other actions by the Biden administration, the Congress, state governments, third-party payors, and others could impact our business in ways that are difficult to predict but that could have a material adverse effect on our business and financial condition. For example, certain of these changes could impose additional limitations on the rates we will be able to charge for our current and future products or the amounts of reimbursement available for our current and future products from governmental agencies or third-party payors. Current and future healthcare reform legislation and policies could also have a material adverse effect on our business and financial condition.

Human Capital Resources

As of December 31, 2022, we had 518 full-time employees, with 47% in our field sales and service teams and 53% in the rest of the company. Our workforce hails from across industries, including technology, medical devices, life sciences and retail management.

As of December 31, 2022, our manufacturing facility in Tijuana, Mexico had 210 full-time team members on-site across quality, engineering, manufacturing, supply chain, and support functions. TACNA facilitates the hiring of new team members and is responsible for human resource functions and payroll processing.

There are no unions represented within our employee base and no members of our workforce are covered under collective bargaining agreements.

In 2021, we published our inaugural Environmental, Social, and Governance (ESG) Report, which we supplemented in September 2022 (as supplemented, our ESG Report). Our ESG Report is available on our website at https://investors.outsetmedical.com/environmental-social-and-governance and includes more detailed information on our human capital programs and initiatives. Nothing contained on or accessible through our website, including our ESG Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.

Talent and Pay Philosophies

We are committed to attracting the best talent we can find, while providing our employees with challenging work in a fast-paced environment. We recruit broadly and welcome diverse candidates. We have a principle that “everyone is a recruiter” and often hold crowd recruiting sessions to identify candidates collectively, and welcome employee referrals.

Our work environment is goal-driven, and we believe in paying for outstanding performance and future potential. We offer competitive, market-based salaries, an annual cash bonus program tied to individual and company performance, a broad-based equity incentive compensation program including an employee stock purchase plan, a comprehensive benefits package, team incentives and peer incentives.

Performance Management, Career Development and Engagement

We have a structured approach for employee performance management, development and growth. Managers generally have two key performance conversations per year with their team members. Our year-end performance conversation is focused on evaluating the success and learnings of the past year. Our mid-year performance conversation is focused on skill development and future growth opportunities.

We offer numerous avenues for employees to gain experience, exposure and build new skills. For example, we have invested in various training and development opportunities for our employees, including programs taught by internal leaders or external speakers, a management development program, and access to on-demand learning resources.

We strongly believe in growing from within and provide opportunities for in-role stretch assignments, cross-group short assignments, internal mobility, and promotions. We conduct an enterprise-wide employee survey at least annually to monitor employee engagement and identify areas of focus for our human capital management program. Information on the results of these surveys is included in our ESG Report.

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

Our diversity, equity and inclusion strategy includes four key areas of focus: (1) raising awareness of disparities in kidney care across demographic groups, (2) broadening the diversity of our talent pools, (3) educating local students about career opportunities in the medical technology industry, and (4) elevating community volunteering opportunities. Our diversity, equity and inclusion strategy and related initiatives are overseen by our Chief People Officer, with active participation from our executive team, as well as support from our Better Together committee, an engaged group of employees responsible for ongoing evaluation and implementation. Our Board receives periodic updates at least annually on our diversity, equity and inclusion efforts. Additional information on our diversity, equity and inclusion strategy, including data regarding our U.S. workforce and new hire demographics by gender and ethnicity, are publicly disclosed in our ESG Report.

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

As an organization, one of our top priorities is to maintain the wellbeing of our employees and their families. Our comprehensive benefits program is designed to help employees balance their work lives and personal lives. We maintain a whole person wellbeing approach, providing resources to support physical, financial, professional and social wellbeing.

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

Information About Our Executive Officers

The following table sets forth information concerning our executive officers and directors as of the date of this Annual Report:

Name	Age	Position(s)
Executive Officers
Leslie Trigg	52	President, Chief Executive Officer and Chair of the Board
Nabeel Ahmed	47	Chief Financial Officer
John L. Brottem	49	General Counsel and Secretary
Stacey Porter	48	Chief People Officer
Jean-Olivier Racine	41	Chief Technology Officer
Martín Vazquez	53	Chief Operating Officer
Steve Williamson	50	Chief Commercial Officer

Leslie Trigg

Leslie Trigg has served as our President and Chief Executive Officer and a member of our board of directors since November 2014 and as Chair of our Board since February 2022. Ms. Trigg joined the Company from Warburg Pincus, a private equity firm, where she was an Executive in Residence from March 2012 to March 2014. Prior to that, Ms. Trigg served in several roles at Lutonix (acquired by CR Bard), a medical device company, from January 2010 to February 2012, most recently as Executive Vice President, and as Chief Business Officer of AccessClosure (acquired by Cardinal Health), a medical device company, from September 2006 to June 2009. She also previously held positions with FoxHollow Technologies (acquired by ev3/Covidien), a manufacturer of devices to treat peripheral artery disease, Cytyc, a diagnostic and medical device company, Pro-Duct Health (acquired by Cytyc), a medical device company, and Guidant, a cardiovascular medical device company. Ms. Trigg has served on the board of directors of Adaptive Biotechnologies Corporation, a biotechnology company, since March 2021, and on the board of directors of ARYA Sciences Acquisition Corp IV, a special purpose acquisition company, since March 2021. Ms. Trigg also serves as the Chair of the board of directors of the Medical Device Manufacturers Association. Ms. Trigg holds a B.S. degree from Northwestern University and an M.B.A. from The Haas School of Business, UC Berkeley.

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
•
Our ability to reduce manufacturing costs
•
Our ability to attain market acceptance for Tablo among providers and patients
•
Concentration of our revenues in a single product and concentration of a large percentage of our revenues from our largest customer
•
Risks associated with our international manufacturing operations
•
Our ability to expand into the home hemodialysis market and the expansion of the home hemodialysis market itself
•
Our reliance on third-party suppliers, including single source suppliers and contract manufacturers, and our ability to overcome manufacturing disruptions, including any supply chain disruptions resulting from the recent COVID-19 pandemic
•
Financial pressures faced by our customers including staffing shortages and increased costs and the resulting cost-containment efforts of our current and potential customers
•
The impact of the recent pandemic, natural or man-made disasters and similar events on our business
•
Our ability to continue innovating and improving Tablo, ensure strong product performance and reliability, offer high quality support, ensure proper training and use of Tablo, and increase our sales and marketing capabilities
•
Our ability to compete effectively with existing manufacturers and new entrants
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
•
Our ability to accurately forecast customer demand and manage our inventory
•
Potential disruptions of service provided by third parties that host our cloud-based ecosystem and information technology systems
•
Potential litigation, including product liability claims, and the expense and potential unavailability of insurance coverage for any liabilities resulting from Tablo
•
Risks related to our credit agreements, including interest rate risk and our ability to meet certain covenants

Risks Related to Government Regulation

•
Our ability to recover from disruptions to our business and operations as a result of the prior shipment hold on Tablo for home use
•
Our compliance with FDA and other medical device regulations applicable to our products and operations, including our ability to: comply with the post-market surveillance order recently issued by the FDA for Tablo; obtain and maintain necessary FDA regulatory clearance or approvals for Tablo, related products, or any future product modifications or new products; comply with ongoing FDA requirements, including related to the manufacturing, marketing and promotion of our products, and the ability of our suppliers to so comply; and manage the risks and expenses associated any clinical trials necessary to support future product submissions to the FDA
•
Impact of potential changes to scope of coverage and reimbursement rates for dialysis treatments or healthcare reform measures

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
Our organizational documents include certain provisions that may make a change of control more difficult, as well as exclusive forum requirements

General Risks

•
General economic and financial market conditions
•
Substantial resources associated with complying with the laws and regulations affecting public companies
•
Our ability to attract and retain key personnel and maintain our corporate culture
•
Risks associated with potential future acquisitions or investments
•
Our ability to comply with anti-corruption, anti-bribery, anti-money laundering and similar laws
•
Our estimates or judgments relating to our accounting policies
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

We have incurred losses since our inception and expect to continue to incur significant net losses for the foreseeable future. We have incurred net losses of $163.0 million, $131.9 million and $121.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had $290.8 million in cash, cash equivalents, restricted cash and short-term investments, and an accumulated deficit of $789.0 million. Based on our current planned operations, we expect our existing cash, cash equivalents and short-term investments, cash generated from revenues from our products and services, and proceeds received and currently available from the debt financing described in Note 7, Term Loans, to our audited financial statements included in this Annual Report, will be sufficient to meet our anticipated needs for at least the next 12 months from the date of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

We expect that our cost of service, sales and marketing, research and development, regulatory and other expenses will continue to increase as we expand our marketing efforts to increase adoption of Tablo, expand existing relationships with our customers, obtain regulatory clearances or approvals for future product enhancements to Tablo, and conduct clinical trials on Tablo. In addition, we expect our general and administrative expenses to increase due to the additional costs associated with scaling our business operations and continuing to operate as a public company, including due to legal, accounting, insurance, exchange listing and SEC compliance, investor relations and other expenses. As a result, we expect to continue to incur operating losses and may never achieve profitability. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations.

Our ability to achieve sustainable gross margins depends on the success of our initiatives designed to reduce the costs of manufacturing and producing our products, mitigate against supply chain challenges, and drive down service costs per console.

We have undertaken a number of initiatives designed to reduce the cost of producing our products and otherwise mitigate against supply chain challenges. We established a manufacturing facility for the production of Tablo consoles in Mexico which we operate in collaboration with our outsourced business administration service provider, TACNA. During 2021, we fully insourced Tablo console manufacturing at this facility, which has lowered our costs of manufacturing and producing consoles. We continue to partner with contract manufacturers in the production of the Tablo cartridge. During 2022, we moved production of a majority of Tablo cartridges to a contract manufacturer in Mexico, while continuing to produce a portion through our contract manufacturer in Southeast Asia. We believe this transition has helped us achieve cost reductions through lower freight costs and mitigate against global supply chain challenges. Recently, in an effort to further our long-term gross margin expansion and supply continuity strategies and improve the flexibility of our operations, we initiated production of Tablo cartridges in-house at our manufacturing facility in Mexico which we operate in collaboration with TACNA, and we intend to increase the quantity of Tablo cartridges produced at this facility as we ramp our cartridge manufacturing capabilities during the remainder of the year.

There is no guarantee that we will be able to sustain cost reductions, achieve planned cost reductions, or otherwise achieve the anticipated benefits from our various initiatives. For example, we may be unable to sustain the savings associated with producing consoles our manufacturing facility with TACNA, or the benefits we anticipate will result from insourcing Tablo cartridge production at this same facility may not materialize or be as significant as projected or realized within the timeframe we currently estimate. There may also be unforeseen occurrences that increase our costs, such as increased prices of raw materials, changes to labor costs, less favorable terms with third party suppliers, freight providers, or contract manufacturing partners, or disruptions to the operations of our contract manufacturers or third-party suppliers including as a result of the recent COVID-19 pandemic. For example, in late 2021, supply chain disruptions exacerbated by COVID-19 outbreaks and protocols escalated, and we faced increased supply constraints, which increased freight costs associated with the transportation of Tablo cartridges. See the risk factor below entitled “We depend upon third-party suppliers, including contract manufacturers and single source suppliers, making us vulnerable to supply problems and price fluctuations.” Our ability to maintain our product pricing is dependent on our customers’ recognition that the benefits outweigh the higher upfront purchase price. If we are unable to reduce our costs, if cost reductions or other anticipated benefits are less significant or less timely than projected or if we are unable to maintain our product pricing, we will not be able to achieve sustainable gross margins, which would adversely affect our ability to invest in and grow our business and adversely impact our business, financial condition and results of operations.

Our ability to recognize our goal of expanding gross margins is also dependent on the success of our initiatives to better leverage our field service team and drive down service costs per console, including through our cloud-based data system, remote monitoring, remote diagnostics and repairs, and other enhancements designed to improve the performance and reliability of Tablo. If we are unable to continuously improve the performance and reliability of Tablo, broaden our installed base or if these initiatives are otherwise unsuccessful, we may fail to better leverage our field service team and drive down service costs per console within the timeframes we anticipate or at all, which could delay or prevent us from achieving sustainable gross margins, and adversely impact our financial condition, results of operation and future growth.

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

•
the potential and perceived advantages of Tablo relative to our customers’ other capital and operating purchase requirements;
•
the cost of treatment, maintenance and upkeep using Tablo in relation to traditional machines;
•
the cost of treatment, and convenience and ease of use of Tablo in the acute setting relative to outsourcing dialysis services to third-party providers;
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
•
product labeling or product insert requirements by the FDA or other regulatory authorities; and
•
limitations or warnings contained in the labeling cleared or approved by the FDA or other authorities
.

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

Healthcare providers (including our existing and prospective customers) are facing a nationwide shortage of qualified nurses and other clinical personnel due to long-term trends that have been exacerbated by the recent COVID-19 pandemic. As competition for these healthcare professionals has intensified, providers are facing increased difficulties attracting and retaining skilled clinical personnel, resulting in increased costs, staffing shortages, and other disruptions. These challenging labor market conditions in the healthcare industry have been heightened by the increased demand for, and demand upon, nurses and other staff resulting from the pandemic. There is a risk that the increased costs and other disruptions caused by the shortage of dialysis nurses, technicians and other staff could cause existing or prospective customers to delay continued investment in or adoption of new technologies and postpone purchasing decisions. For example, during 2022, our existing and potential customers faced increasing staffing shortages and increased labor costs, combined with economic pressures resulting from general economic and financial market conditions, primarily escalating inflation, tightening hospital operating budgets and increased scrutiny of capital purchase decisions, all of which generally have the effect of lengthening the average sales cycle and elongating the timing of installations. These factors negatively impacted our customer base on pipeline development and installation schedules, which, in turn, negatively impacted our bookings, delayed our shipments and adversely impacted our revenues for 2022. If our customers continue to face prolonged volatility, uncertainty, staffing shortages, rising costs and financial pressures, whether due to the ongoing effects of the pandemic, general macroeconomic conditions or otherwise, it could ultimately adversely impact our ability to expand existing customer relationships or attract new customers of Tablo, and have a material adverse effect on our bookings, revenues, results of operations, and, ultimately, our future growth and profitability.

We recently launched a new pilot clinical and administrative services program designed to help bridge our healthcare provider customers, particularly those challenged by staffing shortages, as they transition from using an outsourced inpatient dialysis provider to offering on-site inpatient dialysis services on their own. In return for a fair market value service fee, we assign members of our own employed nurses on a temporary basis to support participating providers to launch and manage an inpatient dialysis program using Tablo and, as full-time staff is hired, to help train and onboard those nurses. This pilot program is in its early stages and may not be successful in achieving the objectives we intend and anticipate and ultimately, it may fail to meet our customers’ expectations, any of which could harm our reputation and customer relationships. In addition, the program may not generate sufficient returns to justify our investment, or may result in unanticipated costs, which could adversely impact our operating margins and results of operations.

Our ability to generate revenue from home-based dialysis is subject to certain risks and uncertainties, including around the adoption of Tablo in the home setting.

In March 2020, Tablo was cleared by the FDA for patient use in the home of patients with acute and/or chronic renal failure, with or without ultrafiltration, and we intend to expand within the home market. However, this goal is subject to certain risks, including our ability to attract, retain and manage patients, our ability to continue regaining momentum in our home commercialization and marketing and rebuilding our home patient pipeline following the release of our prior home shipment hold in 2022, as well as our ability to further evolve our commercial infrastructure and sales processes as we scale our business in the home market. Our business strategy, including our pricing of Tablo, while informed by our limited history of selling Tablo in the home care setting, continues to be based in part on certain assumptions about the adoption of Tablo by home dialysis patients, as well as patient retention. If these assumptions about the home market are inaccurate and we are unable to increase our share of the home dialysis market by attracting new patients, or retain such market share once achieved, we would need to significantly change certain aspects of our business strategy, including the pricing of the Tablo console, associated consumables and support and maintenance, which could adversely affect our business, financial condition and results of operations.

Our limited experience in the distribution, logistics and service support that relate to the use of Tablo in the home care setting may also negatively impact our ability to generate revenue from home-based dialysis. Currently, the provision of in-clinic and home dialysis is largely dominated by DaVita and Fresenius, and our expansion within the home dialysis market is dependent on our ability to grow new home programs with health systems and innovative dialysis clinic partners. In addition, patients and their care partners using Tablo for home dialysis may not successfully operate Tablo or may require increased service and support from us. Moreover, given the home dialysis market remains a relatively novel one for us, we also face the risk that we may encounter difficulties whose precise nature or magnitude we cannot accurately predict at this time, but which may have a material adverse effect on our business, financial condition or results of operations.

With a significant portion of our manufacturing operations located outside of the United States, we may experience manufacturing disruptions, and be subject to additional risks associated with international manufacturing operations.

We continue to rely primarily on contract manufacturing partners in Mexico and, to a lesser extent, in Southeast Asia, for the production of the Tablo cartridge. If any of our contract manufacturing partners’ facilities were disrupted, by labor disputes, work stoppages, public health crises such as the recent COVID-19 pandemic, riots, terrorism, vandalism, cyber security attacks, natural disaster or otherwise, it could cause substantial delays in our operations and result in our having insufficient Tablo cartridge in inventory to fulfill orders. Further, to the extent we seek to renew or renegotiate our arrangements with any of our contract manufacturing partners, and cannot agree to the terms and conditions of future contract manufacturing arrangements, or if any of our contract manufacturing partners terminate existing agreements with us, our ability to produce and sell Tablo cartridges could be delayed until an alternative manufacturing partner or arrangement is identified, a new contract manufacturing agreement is negotiated and new production lines are established.

In addition, we have insourced the production of Tablo consoles at our manufacturing facility in Tijuana, Mexico which we operate in collaboration with our outsourced business administration service provider, TACNA. Recently, we also initiated production of Tablo cartridges in-house at this Mexico facility, and we intend to increase the quantity of Tablo cartridges produced at this facility as we ramp our cartridge manufacturing capabilities during the remainder of the year. Under our arrangement with TACNA, we control the operations, engineering, quality and materials supply functions at the facility, while TACNA provides manufacturing space, the workforce, utilities, cross-border logistics, local permits and licenses. We are subject to a number of additional risks associated with operating our Mexico-based manufacturing facility and increased international manufacturing operations generally, and many of these risks may heighten to the extent we ramp our cartridge manufacturing capabilities and increase our dependence on our Mexico-based manufacturing operations. We may experience strikes, work stoppages, work slowdowns, high personnel turnover, grievances, complaints, claims of unfair labor practices, other collective bargaining disputes or other labor disputes at our new facility. Our manufacturing operations at the facility may also suffer disruptions from global or regional public health crises such as the recent COVID-19 pandemic, natural disasters, cyber security attacks, vandalism, terrorism or other political hostilities. Any such occurrences could negatively impact our ability to produce Tablo consoles and cartridges. We are also subject to a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to importation, exportation and taxation of goods, and U.S. laws and regulations relating to foreign operations, including anti-corruption, anti-bribery and anti-money laundering laws. In addition, because certain of our Mexico-based manufacturing operations incur costs that are denominated in Mexican Pesos (MXN), we are exposed to additional risk of currency fluctuations between the U.S. dollars (USD) and MXN, which could increase our product and labor costs, thus reducing our gross profit. Moreover, while certain members of our management team have some manufacturing experience, as an organization, we do not have any prior experience in this type of manufacturing arrangement, and we could accordingly experience other risks, the nature and magnitude of which we are unable to assess precisely at this time. Furthermore, we are subject to increased risks related to changes in export or import regulation, other trade barriers, security measures and uncertainties impacting the cost and the ability to move inventory and manufacturing equipment across the United States-Mexico border. These risks may disrupt our Mexico-based manufacturing operations, subject us to increased costs, restrict or delay our ability to deliver products to our customers and meet our customers’ demand on a timely basis, and result in customer dissatisfaction, all of which would adversely impact our results of operations.

We depend upon third-party suppliers, including contract manufacturers and single source suppliers, making us vulnerable to supply problems and price fluctuations.

We rely on third-party suppliers, including in some instances single source suppliers, to provide us with certain components of Tablo. The number of suppliers required for Tablo console production is in excess of 200 worldwide. We consider a discrete number of these suppliers, located in the United States, Mexico, Europe and Asia, as critical providers of components such as pumps, motors, valves and Printed Circuit Board Assembly (PCBA) boards. While we are undertaking a second source qualification process for the majority of these critical components, we may not ultimately be successful in securing second sourcing for all of them.

In addition, we purchase supplies through purchase orders and do not have long-term supply agreements with, or guaranteed commitments from, our suppliers, including single source suppliers. Moreover, at present, we rely primarily on contract manufacturers for the production of the Tablo cartridge. Many of our suppliers and contract manufacturers are not obligated to perform services or supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We depend on our suppliers and contract manufacturers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements. These suppliers and contract manufacturers may encounter problems during manufacturing for a variety of reasons, including as a result of public health crises such as the recent COVID-19 pandemic, labor disputes, work stoppages, damage or interruption from fires, severe weather or other natural disasters, vandalism, terrorism or other political hostilities, any of which could delay or impede their ability to meet our demand. These suppliers and contract manufacturers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Further, we maintain limited volumes of inventory from most of our suppliers and contract manufacturers. If we inaccurately forecast demand for finished goods, we may be unable to meet customer demand which could harm our competitive position and reputation. Further, if we fail to effectively manage our relationships with our suppliers and contract manufacturers, we may be required to change suppliers or contract manufacturers. While we believe replacement suppliers exist for all materials, components and services necessary to continue manufacturing our Tablo system, establishing additional or replacement suppliers for any of these materials, components or services could be time-consuming and expensive, may result in interruptions in our operations and product delivery, may affect the performance specifications of our Tablo system or could require that we modify Tablo’s design. Even if we are able to find replacement suppliers, we will be required to verify that the new supplier maintains facilities, procedures and operations that comply with our quality expectations and applicable regulatory requirements. Any of these events could require that we obtain a new regulatory authority approval before we implement the change, which could result in further delay and which may not be obtained at all. If our third-party suppliers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality on a timely basis, the continued commercialization of our Tablo system, the supply of our products to customers and the development of any future products will be delayed, limited or prevented, which could have material adverse effect on our business, financial condition and results of operations.

For example, the COVID-19 pandemic disrupted the operations of certain of our third-party suppliers, resulting in increased lead-times, higher component costs and lower allocations for our purchases of some components (including certain critical components) and, in certain cases, requiring us to procure materials from alternative sources or incur higher logistical expenses. We worked closely with our manufacturing partners and suppliers to enable us to source key components and maintain appropriate inventory levels to meet customer demand, and have not experienced material disruptions in our supply chain to date. However, there is no assurance that we will not experience more significant disruptions in our supply chain in the future, particularly if the operations of our contract manufacturing partners, any of our critical single source component providers, or the facility we operate in Tijuana, Mexico in collaboration with our outsourced business administration service provider, TACNA, are more severely impacted by the pandemic and associated containment measures. If these contract manufacturers or suppliers experience disruptions as a result of the pandemic that impede their ability to meet our demand in a timely manner, we may be unable to find alternative sources of supply, be required to pay higher prices, or fail to meet customer demand, any of which would harm our business.

Additionally, surges and shifts in consumer demand as the economy reopens, further exacerbated by COVID-19 outbreaks and protocols, have strained the global freight network and placed significant stress on air, ocean and ground freight carriers. This resulted in labor shortages, container and chassis shortages, reduced carrier capacity, carrier delays and longer lead times, shipment receiving and unloading backlogs at many U.S. ports, and escalating freight costs. During late 2021, these supply chain disruptions escalated, and, as a result, we faced increased supply chain constraints, notably with the transportation of Tablo cartridges from our contract manufacturing partner in Southeast Asia. As a result, we have faced, and may continue to face, increased transportation and related costs, and/or delays, associated with delivering adequate supply of Tablo treatments to our customers. We believe that transitioning production of a majority of Tablo cartridges during 2022 to a contract manufacturer in Mexico helped us achieve cost reductions through lower freight costs, and that our recent efforts to initiate production of Tablo cartridges in-house at our manufacturing facility in Mexico which we operate in collaboration with TACNA will help further our long-term gross margin expansion and supply continuity strategies as well as improve the flexibility of our operations. However, there is no assurance that we will not continue to face supply chain constraints. Continued escalation of these supply chain disruptions and a sustained rise in freight costs could negatively impact our ability to meet customer demand on a timely basis, result in customer dissatisfaction and adversely impact our operating margins and results of operation.

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the recent COVID-19 pandemic, could adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. For example, precautionary measures designed and in recent years implemented to contain the spread and mitigate the impact of COVID-19, such as travel restrictions, “shelter-in-place” orders, quarantines and business shutdowns, have impacted, and may in the future impact, many of the regions in which we, our customers and our suppliers operate. Moreover, new or more restrictive measures have and may continue to be adopted or reimposed if the pandemic worsens or evolves, including due to new variants of the COVID-19 virus. Disruptions or potential disruptions to our business from COVID-19 or a future pandemic include the inability of our suppliers to manufacture components and parts and to deliver these to us on a timely basis, or at all; disruptions in our production schedule and ability to manufacture and assemble products; inventory shortages or obsolescence; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business; delays in growing or reductions in our sales organization, including through delays in hiring, lay-offs, furloughs or other losses of sales representatives; business adjustments or disruptions of or to certain third parties, including suppliers and customers; delays to any clinical trials we are conducting or plan to conduct; delays in our ability to timely submit 510(k) notifications or PMAs or PMA supplements, as applicable, and to obtain clearance or approval from the FDA to market our products; and additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture Tablo.

For example, in response to the recent COVID-19 pandemic, we made modifications to our normal operations, employing precautionary measures designed to help protect our employees while providing ongoing support for our customers and their patients. Among other measures, we restricted non-essential travel of our employees and asked the majority of our employees to work from home. We have since moved toward more normal operations, including resuming business travel and on-site activity. Nevertheless, we may experience future disruptions as a result of the recent COVID-19 pandemic that could adversely impact the health and availability our workforce, particularly in light of the possibility of a resurgence of it and the emergence of new variants. If significant or critical portions of our workforce are unable to work effectively, or at all, as a result of the COVID-19 pandemic, including because of illness, quarantines, facility closures, ineffective remote work arrangements or technology failures or limitations, our operations would be materially adversely impacted.

The extent, duration, and impact of the pandemic remain uncertain and depends on ongoing developments, including but not limited to any resurgences of the virus including emerging variant strains, actions taken to contain or mitigate its impact, as well as the direct and indirect economic effects of the pandemic and related containment measures. As a result, we cannot predict what effect COVID-19, the associated containment measures, and the related supply chain disruptions will ultimately have on our business and result of operations.

The recent COVID-19 pandemic resulted in, and may in the future result in, significant disruption of global financial markets, which could result in a reduction in our ability to access capital and delays in payments of outstanding receivables that could adversely affect our liquidity. While the potential economic impact brought by, and the duration of any pandemic, epidemic or outbreak of an infectious disease, including COVID-19 or the resurgence of it, may be difficult to assess or predict, a recession or market correction resulting from the spread of an infectious disease, including COVID-19 or the resurgence of it, could materially affect our business. Such economic recession could very likely have a material adverse effect on our long-term business. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

If we fail to provide strong product performance, customer dissatisfaction could adversely affect our reputation and results of operations.

We need to maintain and continuously improve the performance and reliability of Tablo to achieve our profitability objectives. Poor product performance and reliability could lead to customer dissatisfaction, adversely affect our reputation and revenues, and increase our service and distribution costs and working capital requirements. Software and hardware incorporated into Tablo may contain errors or defects, especially when first introduced and while we have made efforts to test this software and hardware extensively, we cannot assure that the software and hardware, or software and hardware developed in the future, will not experience errors or performance problems. In addition, with our transition to manufacturing Tablo consoles at our facility in Tijuana, Mexico operated in collaboration with TACNA, and our plans to ramp production of Tablo cartridges in-house at this facility, we are more exposed to risks relating to product quality and reliability until the manufacturing processes mature. Like all transitions of this nature, they could increase our costs in the near-term and accordingly adversely affect our business, financial condition and results of operations.

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

There are a number of dialysis machine manufacturers in the United States, Europe and Asia. Notable competitors in the United States include Fresenius Medical Care AG & Co. KGaA (Fresenius), Baxter International, Inc. (Baxter) and B. Braun Medical Inc. (B. Braun). In addition, Quanta Dialysis Technologies Ltd’s (Quanta) dialysis system received FDA 510(k) clearance for use in acute and/or chronic settings. Of these competitors, Fresenius is the largest and it supplies dialysis products, operates a significant number of dialysis clinics and provides outsourced dialysis services in many hospitals. Fresenius, Baxter and B. Braun all supply machines and supplies in both the acute and home care settings. With the exception of Quanta, all of these organizations are currently significantly larger with greater financial and personnel resources than us, enjoy significantly greater market share than ours and have greater resources than we do. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can. Additionally, companies with dialysis machine development programs include Medtronic. Some of our competitors have:

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

Further, we may compete with third party providers of outsourced dialysis services, including Fresenius. These organizations are significantly larger with greater financial, personnel and other resources than us and enjoy significantly greater market share and name recognition than us. As a result, these competitors may be able to adopt more aggressive pricing policies and devote greater resources to the promotion, marketing and sales of their services.

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
•
increase adoption of Tablo in the chronic outpatient facility setting via transitional care programs within existing dialysis clinics; and
•
demonstrate Tablo’s economic, clinical, compliance and operational benefits relative to outsourcing dialysis services.

In addition, competitors, including those with greater financial resources than ours, could acquire, combine with or partner with other companies to gain enhanced name recognition and market share, as well as new technologies, products or services that could effectively compete with our existing solutions, which may cause our revenue to decline and would harm our business. For example, in May 2022, Medtronic and DaVita announced a joint venture to form a new independent company focused on kidney care, and in August 2022, Fresenius Health Partners (the value-based care division of Fresenius), InterWell Health and Cricket Health, Inc. merged the three businesses into a new independent company focused on kidney care. In the future, we may also face competition from new entrants or companies spun off from our larger competitors. For example, in January 2023, Baxter announced its plans to spin off its renal care business unit into a new independent company, which could ultimately result in another competitor for us.

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

In connection with various facets of our business, we collect and use a variety of personal information as part of the Tablo data ecosystem, such as name, street address, email addresses, mobile telephone number, and prescription information. Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers, suppliers or other partners. Despite the implementation of security measures, our internal computer systems and those of our third-party service providers, suppliers and other partners are vulnerable to damage from computer viruses, hacking and other means of unauthorized access, denial of service and other attacks, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Further, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who may work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition to unauthorized access to or acquisition of personal information, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. Any failure to prevent or mitigate security breaches or improper access to, or use or disclosure of, our data or consumers’ personal information, including information hosted by third party service providers such as Amazon Web Services (AWS), could result in significant liability under applicable data protection laws, such as state breach notification laws and the HIPAA and its implementing regulations. Such an incident may also cause a material loss of revenue from the potential adverse impact to our reputation and brand, affect our ability to retain or attract new users of Tablo and potentially disrupt our business, as well as require significant expenditure of resources to contain, mitigate and remediate the incident. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently or may be designed to remain dormant until a predetermined or other future event and often are not recognized until launched against a target, we and our partners may be unable to anticipate these techniques or to implement adequate preventative measures. Further, we do not have any direct control over the operations of the facilities or technology of AWS or our other cloud and service providers. Our systems, servers and platforms, those of our cloud service providers, and Tablo’s two-way wireless communication system, may be vulnerable to computer viruses or physical or electronic break-ins that our or their security measures may not detect or effectively block, and may be breached due to the actions of outside parties, employee error or misconduct, malfeasance, or a combination of these and, as a result, an unauthorized party may obtain access to our data or the personal information maintained by us or on our behalf. Additionally, outside parties may attempt to fraudulently induce employees to disclose sensitive information in order to gain access to the data and personal information we maintain. Threat actors, including individuals, criminal groups, state sponsored actors or others may be able to circumvent such security measures and misappropriate our confidential or proprietary information, disrupt our operations, corrupt our data, damage our computers or otherwise impair our reputation and business. We may need to expend significant resources and make significant capital investment to protect against security breaches or to mitigate the impact of any such breaches. In addition, to the extent that our cloud and other service providers experience security breaches that result in the unauthorized or improper use of confidential information, employee information or personal information, we may not be indemnified for any losses resulting from such breaches. If we are unable to prevent or mitigate the impact of such security breaches or other cyber events that impact our operations, our ability to attract and retain new customers, patients, and other partners could be harmed, as they may be reluctant to entrust us with their data, and we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business or other adverse consequences.

We may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2022, we had 518 full-time employees. Over the next several years, we expect to increase the scope of our operations, particularly in the areas of manufacturing and commercial functions, including sales and marketing and field service, as well as in research and development and general and administrative functions to support our growth. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational quality and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to manage the expansion of our operations or recruit and train additional qualified personnel in an effective manner. In addition, the physical expansion of our operations, including the establishment of our manufacturing facility in Tijuana, Mexico, may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our long-term growth will require us to shift patients’ and the medical community’s understanding and view of home hemodialysis and will require greater acceptance of home hemodialysis from patients as compared to current levels, physicians who are willing to prescribe home hemodialysis, and dialysis centers that are willing to support home hemodialysis growth. Most dialysis centers presently do not have the infrastructure to support a significant home hemodialysis patient population, including the availability of home hemodialysis training nurses, and may not be motivated to invest in home hemodialysis programs. The nationwide shortage of nurses and other clinical personnel that has been exacerbated by the COVID-19 pandemic poses increased challenges for dialysis centers looking to retain or attract the staff necessary to support a home hemodialysis program. We will need to continue to devote significant resources to support the expansion of the home hemodialysis market, but these efforts ultimately may not be successful.

We traditionally have had significant customer concentration, with our largest customer accounting for a large portion of our revenues.

For the year ended December 31, 2022, our largest customer accounted for 14% of revenues. There are risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the level of demand for Tablo that will be generated by any of these customers in the future. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. Furthermore, because our business model consists of an upfront capital purchase by our customers, and relatively lower recurring revenue from future sales of consumables and services, revenues from these larger customers may not represent a substantial portion of our revenues in future periods. These customers could also potentially pressure us to reduce the prices we charge for Tablo, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If any of our largest customers terminates its relationship with us, such termination could negatively affect our revenues and results of operations.

Natural or man-made disasters and other similar events, including the COVID-19 pandemic, may significantly disrupt our business, and negatively impact our business, financial condition and results of operations.

A significant portion of our employee base, operating facilities and infrastructure are centralized in Northern California. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, wildfires, floods, nuclear disasters, riots, acts of terrorism or other criminal activities, infectious disease outbreaks or pandemic events, including the recent COVID-19 pandemic, power outages and other infrastructure failures, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could adversely affect our business and results of operations and harm our reputation. Moreover, although we have disaster recovery plans, they may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business and results of operations. In addition, our facility in Mexico and the facilities of our suppliers and manufacturers may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or otherwise materially and adversely affect our business.

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

To ensure adequate inventory supply, we must forecast inventory needs and manufacture the Tablo console and the Tablo cartridge based on our estimates of future demand for Tablo. Our ability to accurately forecast demand for Tablo could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for Tablo or for products of our competitors, our failure to accurately forecast customer acceptance of new products, potential disruption in our supply chain from regional or global public health crises including the recent COVID-19 pandemic, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for Tablo, our supply chain, manufacturing partners and/or internal manufacturing team may not be able to deliver components and products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, which will adversely affect our business, financial condition and results of operations.

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

Our quarterly and annual results of operation, including our revenue, gross margin, profitability and cash flows, may fluctuate significantly, which makes it difficult for us to predict our future operating results. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual operating results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. These fluctuations may occur due to a variety of factors, including, but not limited to:

•
the level of demand for Tablo, which may vary significantly, our ability to accurately forecast and meet customer demand and the timing of customer orders and installation schedules;
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
•
the impact, if any, that the recent COVID-19 pandemic may have on our operations, financial results and the number of patients treated;
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
•
legal, accounting and other expenses we may incur as a result of operating as a public company, including costs related to compliance with new compliance initiatives and requirements;
•
future accounting pronouncements or changes in our accounting policies; and
•
general economic and financial market conditions or political instability, including changes in tariff or trade laws and policies, as well as inflationary pressures (such as current inflation related to global supply chain disruptions).

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

Our estimates of the annual total addressable market for Tablo are based on a number of internal and third-party estimates, including, without limitation, the assumed prices at which we can sell Tablo in the acute and home markets. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors.

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

We may require additional financing to fund working capital and pay our obligations. While we have entered into two senior secured credit facilities in November 2022 that provide for up to a $250.0 million term loan and up to a $50.0 million asset-based revolving credit facility, we only have access to $200.0 million of such borrowings since an additional $100.0 million of such borrowings is subject to us achieving certain milestones and obtaining lenders’ credit approval. We may seek to raise any necessary additional capital through a combination of public or private equity offerings or debt financings. There can be no assurance, however, that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If adequate funds are not available on acceptable terms when needed, we may be required to significantly reduce operating expenses, which may negatively affect our business, financial condition and results of operations. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing (including through refinancing our existing debt), we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available on reasonable terms, or at all.

The terms of our credit agreement require us to meet certain operating and financial covenants, place restrictions on our operating and financial flexibility and subject us to interest rate risk.

We entered into two senior secured credit facilities (the SLR Credit Facilities) on November 3, 2022 (the Closing Date) which provide for up to a $250.0 million term loan (the SLR Term Loan Facility) pursuant to a loan and security agreement with certain lenders and SLR Investment Corp., as agent (the SLR Loan Agreement) and up to a $50.0 million asset-based revolving credit facility (the SLR Revolver, together with the SLR Term Loan Facility, the SLR Credit Facilities) pursuant to a credit agreement with Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL, as lender (the SLR Revolving Credit Agreement, together with the SLR Loan Agreement, the SLR Credit Facility Agreements). While the SLR Credit Facilities provide for borrowings of up to $300.0 million, we only have access to $200.0 million of such borrowings as of the Closing Date and the additional $100.0 million of such borrowings is subject to us achieving certain net revenue milestones and obtaining lenders’ credit approval. If we achieve a certain net revenue milestone, calculated on a trailing six-month basis (First Revenue Milestone), on or before June 30, 2024 and the additional tranche under the SLR Revolver has been approved, we will be permitted to borrow up to $250.0 million under the SLR Credit Facilities. If we achieve a subsequent additional net revenue milestone, calculated on a trailing six-month basis (Second Revenue

Milestone, and together with First Revenue Milestone, the Revenue Milestones), on or before June 30, 2025 and obtain lenders’ credit approval, we will be permitted to borrow up to $300.0 million under the SLR Credit Facilities. If we fail to achieve either or both of these Revenue Milestones or obtain lenders’ credit approval, we will not be able to access the full $300.0 million borrowing amounts under the SLR Credit Facilities. The SLR Credit Facilities are secured by substantially all of our assets, including all of the capital stock held by us, if any, (subject to a 65% limitation on pledges of voting capital stock of foreign subsidiaries), and all of our intellectual property, subject to certain exceptions. The SLR Credit Facility Agreements contain a number of restrictive covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. In addition, as principal amounts outstanding under each of the SLR Term Loan Facility and the SLR Revolver accrue interest at variable interest rates tied to SOFR, any borrowings under the facilities will be subject to interest rate risk. An adverse change in interest rates for our borrowings could increase our future borrowing costs which may restrict our access to capital in the future and, ultimately, could adversely affect our financial condition and results of operations. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations ‒ Liquidity and Capital Resources ‒ Debt Obligations ‒ SLR Debt Financing.”

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

Expedited, reliable shipping and secure warehousing are essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our Tablo system to our customers and for tracking of these shipments, and from time to time require warehousing for our products. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any systems, it would be costly to replace such systems in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our Tablo system and increased cost and expense to our business. In addition, any significant increase in shipping or warehousing rates could adversely affect our operating margins and results of operations. For example, in late 2021, surges and shifts in consumer demand as the economy reopened, further exacerbated by COVID-19 outbreaks and protocols, strained the global freight network and placed significant stress on air, ocean and freight ground carriers, resulting in increased freight costs associated with our transportation of Tablo cartridges. If freight costs continue to escalate and/or remain high for a sustained period of time, our operating margins and results of operations would be adversely impacted. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery or warehousing services we use would adversely affect our ability to process orders for our Tablo system on a timely basis.

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

In an effort to reduce costs, many hospitals in the United States are members of GPOs and Integrated Delivery Networks (IDNs). GPOs and IDNs negotiate pricing arrangements with medical device companies and distributors and then offer these negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple providers with the intention of driving down pricing or reducing the number of vendors. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain new, or maintain existing, contract positions with major GPOs and IDNs. Furthermore, the increasing leverage of organized buying groups may reduce market prices for Tablo, thereby reducing our revenue and margins.

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

In order to generate future growth, we plan to continue to expand and leverage our sales and marketing infrastructure to increase the number of customers that adopt Tablo. In addition, identifying and recruiting qualified sales and marketing personnel and training them on Tablo, on applicable federal and state laws and regulations and on our internal policies and procedures requires significant time, expense and attention. It often takes several months or more before a sales representative is fully trained and productive. Our sales force may subject us to higher fixed costs than those of companies with competing techniques or products that utilize independent third parties, which could place us at a competitive disadvantage. It will negatively affect our business, financial condition and results of operations if our efforts to expand and train our sales force do not generate a corresponding increase in revenue, and our higher fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for Tablo. In addition, our ability to generate revenue growth depends on the success of our efforts to further evolve our commercial infrastructure and sales processes to support the growth of our business in the home and acute markets. Any failure to hire, develop and retain talented sales personnel, to achieve desired productivity levels in a reasonable period of time or timely reduce fixed costs, or to evolve and scale our commercial infrastructure and sales processes, could negatively affect our business, financial condition and results of operations. Our ability to increase our customer base and achieve broader market acceptance of Tablo will depend to a significant extent on our ability to expand our marketing efforts. We plan to dedicate significant resources to our marketing programs. It will negatively affect our business, financial condition and results of operations if our marketing efforts and expenditures do not generate a corresponding increase in revenue. In addition, we believe that developing and maintaining broad awareness of Tablo in a cost-effective manner is critical to achieving broad acceptance of Tablo. Promotion activities may not generate patient or physician awareness or increase revenue, and even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the physician acceptance necessary to realize a sufficient return on our brand building efforts, or to achieve the level of brand awareness that is critical for broad adoption of Tablo.

Litigation and other legal proceedings may adversely affect our business.

From time to time we may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. For example, on July 8, 2022, a purported stockholder class action lawsuit was filed against the Company, our Chief Executive Officer, Chief Financial Officer and former Chief Financial Officer, in the U.S. District Court for the Northern District of California alleging that the defendants violated federal securities laws by making false or misleading statements regarding the Company’s regulatory studies of the Tablo Hemodialysis System for at home use and the Company’s prospects related to the sale of the system for at home use. On September 7, 2022, the plaintiff filed a notice of voluntary dismissal of this action without prejudice, and this action is now concluded. For further information, see the section entitled “Litigation” in Note 6, Commitments and Contingencies, to our audited financial statements included in this Annual Report. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for Tablo, even if the regulatory or legal action is unfounded or not material to our operations.

We may seek strategic alliances, joint ventures or collaborations, or enter into licensing or partnership arrangements in the future and may not be successful in doing so, and even if we are, we may not realize the benefits or costs of such relationships.

We may form or seek strategic alliances, make minority investments, create joint ventures or collaborations or enter into licensing or partnership arrangements with third parties that we believe will compliment or augment our sales and marketing and/or product development efforts with respect to Tablo. We may not be successful in our efforts to establish such collaborations for Tablo. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for Tablo. We cannot be certain that, following a strategic alliance or similar arrangement, we will achieve the revenue, cash flows or specific net income that justifies such transaction. In addition, any potential future collaborations may be terminable by our collaborators, and we may not be able to adequately protect our rights under these agreements. Any termination of collaborations we enter into in the future, or delays in entering into new strategic partnership agreements could delay our sales and marketing efforts, which would harm our business prospects, financial condition and results of operations.

To the extent we enter into foreign markets, we would be subject to additional regulatory burdens and other risks and uncertainties.

To the extent we enter into foreign markets in the future, we would face additional risks and uncertainties. We are not permitted to market or promote Tablo before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for Tablo. To obtain separate regulatory approvals in other countries we may be required to comply with numerous and varying regulatory requirements of such countries regarding the safety and efficacy of Tablo and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product, and we cannot predict success in these jurisdictions. Such activities may result in incremental expenses and diversion of management’s time and attention, and we may not ultimately obtain the requisite approvals in a timely manner or at all. If we obtain approval of Tablo and sell Tablo in foreign markets, we would be subject to additional risks and uncertainties in those markets, including:

•
foreign currency exchange rate fluctuations and currency controls;
•
increased costs associated with maintaining compliance, sales and marketing, and service for customers outside the United States, especially as we establish ourselves in these markets;
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

As of December 31, 2022, we had U.S. federal and state net operating loss (NOL) carryforwards of $526.8 million and $298.1 million, respectively. If not utilized, our U.S. federal NOLs generated in taxable years beginning before 2018 will begin to expire in 2024 and our state NOLs will begin to expire in 2023. Deductibility of U.S. federal NOLs generated in taxable years beginning after 2017 and used in taxable years beginning after 2020 do not expire but are limited to 80% of our taxable income before the deduction of such NOLs. As of December 31, 2022, we also had U.S. federal and state research and development credits of $7.8 million and $6.4 million, respectively. Our U.S. federal research and development credits begin to expire in 2030. State research and development credits do not expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) a corporation that undergoes an ownership change, generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. Similar rules may apply under state tax laws. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any future carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the existing NOLs, research and development credit carryforwards or future disallowed interest expense carryovers, even if we attain profitability. Any limitation on using NOLs could adversely impact operating results and result in our retaining less cash after payment of U.S. federal and state income taxes.

Risks Related to Governmental Regulation

While we resumed marketing and shipping the Tablo System for home use following the FDA’s clearance of the related 510(k) submission, our business and operations may continue to experience disruptions as a result of the prior shipment hold.

Since Tablo’s original clearance by the FDA for home use in March 2020, we have made certain changes to the device over time. In May 2021, we submitted a 510(k) application to the FDA covering the design changes for patient use in the home. In May 2022, after further discussions with the FDA and receiving indications that the clearance of this 510(k) application would be delayed beyond our original expectations, we implemented a shipment hold on the distribution and marketing of Tablo for use in the home environment pending the FDA’s review and clearance of this 510(k) application. In late July 2022, the FDA cleared this 510(k) application of Tablo for patient use in the home and we resumed marketing and shipping Tablo for home use.

The shipment hold on Tablo for home use had a significant negative impact on our bookings and revenue for the last three quarters of 2022, as well as on our pipeline of potential new deals. Following the most recent 510(k) clearance, we have resumed marketing and shipping Tablo for home use. However, we may continue to experience disruptions to our home and acute business and operations that could materially and adversely impact our results of operations, financial condition and growth prospects as we continue recovering from the interruption to, and loss of momentum in, our home commercialization and marketing, related disruptions to our acute business, and any negative effects to our reputation as a result of the hold.

As we continue to modify Tablo from time to time, such modifications may require new clearances or approvals from the FDA, which we may not be able to obtain on a timely basis or at all.

Although we currently market our products exclusively under 510(k) clearances, modifications to Tablo and associated consumables may require new regulatory approvals or clearances, including additional 510(k) clearances, de novo classification, or approval of PMAs or PMA supplements. As we continue to modify Tablo from time to time, we may determine that such modifications could significantly affect safety and effectiveness of the device or represent a major change in its intended use and thereby require new 510(k) clearances. Further, even in instances where we determine modifications to Tablo do not require a new 510(k) clearance or a PMA, the FDA may review our decision and disagree, or otherwise determine on its own initiative that a new clearance or approval is required. In this case, we may ultimately be required to make additional changes to the Tablo System, we may need to submit a new 510(k) application or a PMA and obtain clearance or approval, we may be required to temporarily suspend shipment of, withdraw or recall Tablo until such clearance or approval is obtained (which may not happen in a timely manner or at all), and/or we may be subject to other enforcement actions or proceedings and litigation, all of which would materially and adversely disrupt and harm our business and future growth. Where we determine that modifications to Tablo do require a new 510(k) clearance from the FDA or PMA approval, we may not be able to obtain such clearance or approval in a timely manner, or at all. Obtaining clearances or approvals can be a time-consuming and costly process, which may in some cases require us to conduct clinical trials, and delays in obtaining required future clearances or approval could adversely affect our ability to make updates and enhancements to Tablo in a timely manner, which in turn would harm our future growth.

Since Tablo’s original clearance by the FDA for home use in March 2020, we have made certain changes to the device over time, and, where appropriate, have submitted 510(k) applications for certain modifications to Tablo. In October 2022, we submitted a 510(k) application seeking clearance of a new software version intended to offer new commercial features and enhancements designed to improve the reliability and serviceability of Tablo, as well as other previously implemented modifications We have received, and are in the process of responding to, a request for additional information regarding some of the modifications included in the 510(k). At this time, this 510(k) application is pending at the FDA, and we cannot predict with certainty when the FDA will complete its review or whether the FDA will ultimately grant clearance of the pending application. Based on the results of the FDA’s review, we may be required to take additional actions, which may include actions from reverting Tablo back to its prior, un-modified configuration, , up to not clearing the 510(k) and conducting a recall, any of which would materially and adversely disrupt and harm our business and future growth.

Changes to the reimbursement rates for dialysis treatments and measures to reduce healthcare costs may adversely impact our business.

Our customers depend upon reimbursement by government and other third-party insurance payors for dialysis services using our products. With a vast majority of U.S. patients with ESRD covered by Medicare, the Medicare reimbursement rate is an important factor in a customer’s decision to use Tablo and limits the prices we may charge for our products. For patients with Medicare fee-for-service coverage, virtually all payments for renal dialysis services are currently made under a single bundled payment rate which provides a fixed payment rate to encompass virtually all goods and services provided during the dialysis treatment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic wage index, and other factors. The ESRD PPS is subject to rebasing, which can have a positive financial effect, or a negative one if the government fails to rebase in a manner that adequately addresses the costs borne by dialysis facilities. For example, on October 31, 2022, CMS issued a final rule updating the PPS to, among other things, increase the base rate from $257.90 to $265.57, an increase that CMS projects will increase the total payments to all ESRD facilities by 3.1% in CY 2023. Additionally, reimbursement rates and coverage policies under Medicare Advantage plans may also be subject to change. We cannot anticipate whether the government and/or Medicare Advantage plans will decrease payment rates in the coming years or if any future rate increases will adequately cover facilities’ costs, which could adversely harm our business.

Additionally, federal regulations provide for transitional add-on payment adjustments under the Medicare ESRD PPS for certain TPNIES. For home dialysis equipment, CMS provided a pathway for CRA to secure TPNIES. We applied for and received CRA TPNIES in connection with the Tablo Hemodialysis System use by one patient per one machine in the home, pursuant to which Medicare will pay 65% of the Medicare Administrative Contractor-determined pre-adjusted per treatment amount for two calendar years beginning with CY 2022. In a final rule issued on November 7, 2022, CMS confirmed that it will continue Tablo’s eligibility for TPNIES through CY 2023. Though our TPNIES approval may increase provider reimbursement over the short term and positively affect our revenues as a result, such increased reimbursement is temporary and, thus, may not be sufficient to cause healthcare providers to adopt Tablo at rates we expect. Accordingly, we cannot fully assess the impact of the TPNIES approval on our financial performance.

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

Additionally, some patients may have coverage through private insurance, for example through a marketplace plan set up under the Affordable Care Act or through an employer or union group health plan. Private insurance reimbursement is generally higher than government reimbursement, but it varies by sponsor and plan. Commercial payment rates are negotiated between our customers and insurers or other third-party administrators, and commercial payors may also exert downward pressure on payment rates for dialysis services.

Recent litigation regarding payor coverage of ESRD services may also affect our business. Specifically, on June 21, 2022, in the case of Marietta v. DaVita, the Supreme Court of the United States addressed the question of whether a group health plan that provides limited benefits for outpatient dialysis – but does so uniformly for all plan participants – violates the MSPA, a law which makes Medicare a “secondary” payer to an individual’s existing insurance plan for certain medical services, including dialysis, when that plan already covers the same services. Specifically, the Supreme Court held that because the Plan’s terms apply uniformly to all covered individuals, the Plan does not “differentiate in the benefits it provides” to individuals with ESRD or “take into account” whether an individual is entitled to or eligible for Medicare, and thus does not violate the MSPA.

We cannot anticipate what the impact of the Court’s decision will be on our business, including whether adverse ESRD coverage actions may be taken by health plans or whether regulatory guidance or new legislation may be issued limiting ESRD coverage.

Any reduction in reimbursement rates for dialysis treatments may adversely affect our customers’ businesses and cause them to enact cost reduction measures that may result in reducing the scope of their home hemodialysis programs, which could result in reduced demand for our product or additional pricing pressures.

Healthcare reform measures could hinder or prevent the commercial success of Tablo.

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that may harm our future revenues and profitability and the demand for Tablo. As discussed in the section titled “Business – Government Regulation – United States Health Reform” above, federal and state lawmakers regularly propose and, at times, enact legislation and propose and finalize regulations that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services, improve quality and/or expand access. Current and future legislative or regulatory proposals to further reform healthcare or reduce healthcare costs may limit coverage of and/or lower reimbursement for the procedures associated with the use of Tablo. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of Tablo.

By way of example, in the United States, the Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact our industry. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which impact existing government healthcare programs and have resulted in the development of new programs.

As discussed in the section titled “Business – Government Regulation – United States Health Reform” above, there have been, and continue to be, judicial and Congressional challenges to several elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to modify certain aspects of the Affordable Care Act. It is unclear how these and other efforts to challenge or modify, or alter the implementation or interpretation of the Affordable Care Act will affect our business, financial condition and results of operations.

In addition, as discussed in the section titled “Business – Government Regulation – United States Health Reform” above, other legislative and executive actions have encouraged the development of new payment and care models for ESRD patients. Changes to the models of patient care, including an increased focus on treatments earlier in disease progression, may adversely affect our customers’ businesses and potentially decrease the demand for our product or result in additional pricing pressures. Further, with home dialysis as a growing trend in the industry and the ETC Model final rule, a failure to implement our expansion into home dialysis could have a material adverse impact on our business.

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

Even though we have obtained 510(k) clearance for Tablo, it and any other product for which we obtain clearance or approval, and the manufacturing processes, post-market surveillance, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight, requirements, and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with FDA’s QSR and other regulations enforced outside the United States which cover the manufacture of our products and the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of medical devices. The QSR requires that each manufacturer establish a quality systems program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. QSR compliance is necessary to receive and maintain FDA clearance or approval to market new and existing products. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic audits and inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

•
FDA untitled letters, FDA Form 483s, FDA warning letters, it has come to our attention letters, fines, injunctions, consent decrees and civil penalties;
•
unanticipated expenditures to address or defend such actions
•
customer notifications for repair, replacement, refunds;
•
recall, detention or seizure of our products;
•
operating restrictions or partial suspension or total shutdown of production;
•
refusing or delaying our requests for 510(k) clearance or PMA approval of new products or modified products;
•
withdrawal of 510(k) clearances or PMA approvals that have already been granted;
•
refusal to grant export approval for our products; or
•
criminal prosecution.

For example, in the first quarter of 2023, the FDA conducted their first quality system inspection of our San Jose, California facility. At completion, the FDA issued a Form FDA-483 identifying four inspectional observations. We intend to provide a complete response to the FDA and to implement a corrective action plan to address these observations within the requisite timeframe. Although we believe we are in material compliance with the QSR and will be able to address the observations identified in the Form-483 in a timely manner, there is no guarantee that subsequent inspections of our facility by the FDA or other regulatory authorities will not result in similar observations with respect to our quality system, which could adversely affect our business.

The FDA can also publish Safety Communications or Letters to Health Care Providers when the agency becomes aware of new issues involving a specific product or, or more broadly, a product family. These communications are posted on the FDA’s website and describe the FDA’s analysis of a current issue and provide specific regulatory approaches and clinical recommendations for patient management. If any of these actions were to occur it would harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.

In addition, we are required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. For example, the FDA previously issued to us a post-market surveillance order under Section 522 of the FDCA which required that we conduct a human factors study, as well as conduct a detailed analysis of adverse events and complaints from home users. While the FDA recently placed this 522 study requirement on hold because the original order specifically pertained to a prior version of Tablo, the FDA may decide to issue a new 522 order applicable to the current version of Tablo or extend the requirements of the prior 522 study order to apply to the version of Tablo that is the subject of the recently cleared 510(k).

Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects. For example, in May 2022, the FDA published a Letter to Healthcare Providers entitled "Potential Risk of Exposure to Toxic Compounds When Using Certain Hemodialysis Machines Manufactured by Fresenius Medical Care – Letter to Health Care Providers." In that communication, the agency stated that it is evaluating the potential risk of exposure to NDL PCBA and NDL PCBs with certain hemodialysis machines marketed in the United States. The FDA stated that the source of the NDL PCBAs and NDL PCBs is from the silicone tubing used as a part of the hydraulics in those machines and the dialysate lines. Although the Tablo Hemodialysis System was not the subject of the FDA’s Letter to Healthcare Providers, the FDA reached out to Outset regarding the tubing used in the Tablo. In a series of discussions with the FDA, the agency requested that we conduct a targeted analysis and a screening analysis on the tubing used in the Tablo Hemodialysis System. The FDA is requesting data on three specific compounds of PCB / PCBA as well as screening for other toxins and PCB/PCBAs. We are cooperating fully with the agency and are in the process of finalizing testing and screening protocols for submission to the FDA, and plan to perform the analysis in the first half of 2023. Based on the results of this testing, Outset may be required to take additional actions including submission of a 510(k) application for modified silicone tubing, if necessary, or even conduct a recall of previously marketed products.

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

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. For example, in January 2022 we proactively initiated a recall to replace a component in Tablo consoles at customer sites due to the possibility of heat-related damage to the device as a result of the component. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.

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

It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our educational and promotional activities or training methods to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of Tablo, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. It is also possible that other federal, state or foreign enforcement authorities might take action, including, but not limited to, through a whistleblower action under the FCA, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil or administrative penalties, treble damages, fines, disgorgement, exclusion from participation in government healthcare programs, reporting requirements and compliance oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. In addition, the off-label use of Tablo may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.

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
•
we may not reach agreement on acceptable terms with prospective contract research organizations (CROs), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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
•
our current or future products may have undesirable side effects or other unexpected characteristics; and
•
impacts of regional or global public health crises including the recent COVID-19 pandemic could adversely affect any clinical trials we are conducting or plan to conduct, including delays or difficulties in enrolling or onboarding patients, initiating clinical sites, or obtaining the requisite regulatory approvals, interruption of key clinical trial activities, or supply chain disruptions that delay or make it more difficult or costly to obtain the supplies and materials we need for clinical trials.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new product applications to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the U.S. government could shut down causing certain regulatory agencies, including the FDA, to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of foreign and domestic manufacturing facilities. Although inspections have resumed to near pre-pandemic levels, the FDA could amend its priorities with respect to inspections at any time, and those changes could have a material effect on our regulatory submissions and on our business.

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

Other states, including Nevada, Virginia, Colorado, and Utah have passed data protection laws, or are considering passing legislation, similar to CCPA. To the extent these laws apply to our operations, they may impose organizational requirements and grant individual rights that are comparable to those established in the CCPA. Additionally, a ballot initiative, the CPRA, passed in November 2020 in California. The CPRA amendments to the CCPA impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The amendments also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes will be required.

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

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commissions, customer incentive programs and other business arrangements. Misconduct by these parties could also involve individually identifiable information, including, without limitation, the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Any incidents or any other conduct that leads to an employee, contractor, or other agent, or our company, receiving an FDA debarment or disqualification from clinical trials, or exclusion by OIG could result in penalties, a loss of business from third parties, and severe reputational harm.

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

Additionally, while software and other of our proprietary works may be protected under copyright law, we have chosen not to register any copyrights in these works, and instead, primarily rely on protecting our software with patents and as a trade secret. In order to bring a copyright infringement lawsuit in the United States, the copyright must be registered. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited.

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

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, the terms of the SLR Credit Facility Agreements restrict our ability to pay dividends to limited circumstances. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

Based on available information, we believe that, as of December 31, 2022, our executive officers, directors and 5% stockholders beneficially owned approximately 52% of the outstanding shares of capital stock. In addition, as of December 31, 2022, our executive officers and directors held options to purchase an aggregate of 1,892,625 shares of our common stock at a weighted-average exercise price of $10.95 per share, and 622,145 restricted stock units, which would give our officers and directors ownership of approximately 5% of our outstanding common stock as of December 31, 2022 if such awards were fully vested and exercised or settled in full (assuming over-achievement of any performance conditions). Therefore, these stockholders have the ability to influence us through this ownership position. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

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

Global macroeconomic conditions and the world’s financial markets remain susceptible to significant stresses, including global geopolitical instability (such as the current conflict between Russia and Ukraine and related economic and other retaliatory measures taken by the United States, European Union and others), pandemics (such as the recent COVID-19 pandemic), inflationary pressures (such as current inflation related to global supply chain disruptions), extreme weather conditions and natural disasters, market declines and uncertainty, fluctuating interest and foreign currency rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, and general uncertainty regarding the overall future economic environment. In particular, the ultimate impact of the conflict in Ukraine on fuel prices, inflation, volatility of global financial markets, the global supply chain and other macroeconomic conditions is unknown and could materially adversely affect the availability and cost of materials, access to capital, global economic growth, consumer confidence and demand for our products and services.

Our customers may respond to such economic pressures by reducing or deferring their capital spending or reducing staff. Furthermore, unfavorable changes in foreign exchange rates versus USD could increase our product and labor costs, thus reducing our gross profit.

We are highly dependent on our senior management team and key personnel, and our business could be harmed if we are unable to attract and retain personnel necessary for our success in a cost-effective manner.

We are highly dependent on our senior management, including our chief executive officer, Leslie Trigg, and other key personnel. Our success will depend on our ability to retain senior management and to attract and retain qualified personnel in the future, including sales and marketing professionals, scientists, clinical specialists, engineers and other highly skilled personnel and to integrate current and additional personnel in all departments. The loss of members of our senior management, sales and marketing professionals, scientists, clinical and regulatory specialists and engineers could result in delays in product development and harm our business. If we are not successful in attracting and retaining highly qualified personnel, or if we are unable to do so in a cost-effective manner, it would have a material adverse effect on our business, financial condition, and results of operations.

Competition for skilled personnel in our market is intense and has recently intensified further due to industry trends in many areas where our employees are located. Further, the increased availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. Such competition may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. We may experience higher compensation costs to retain senior management and experienced personnel that may not be offset by improved productivity. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have issued and may continue to issue equity awards that vest over time. The value to employees of equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Our employment arrangements with our employees provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We also do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

We will continue to incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our business.

We have incurred and will continue to incur substantial legal, accounting and other expenses as a result of operating as a public company. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Based on the market value of our common stock held by non-affiliates as of the last business day of our fiscal second quarter ended June 30, 2021, we ceased to be an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 as of December 31, 2021. As a result, we have experienced and expect to continue to experience, additional costs associated with being a public company, including costs associated with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, the adoption of certain Accounting Standard Updates upon losing such status, and additional disclosure requirements. As part of these requirements, we have made changes to our corporate governance practices and will need to maintain effective disclosure and financial controls that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Any failure to maintain effective controls could adversely affect the results of periodic management evaluations.

Any failure to comply with applicable rules and regulations may make it more expensive for us to obtain director and officer liability insurance. Given recent developments in the market for such coverage, we expect to incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information.

We are a “large accelerated filer” under the Exchange Act, which requires us to comply with the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. We have incurred significant expense and devoted substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act, which we expect will continue. We may hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, or incur expense associated with consultants, to support future growth. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or if we encounter difficulties in the timely and accurate reporting of our financial results, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, our investors could lose confidence in our reported financial information, the market price of our stock may decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

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

Also, the anticipated benefit of any strategic alliance, joint venture or acquisition may not materialize, or such strategic alliance, joint venture or acquisition may be prohibited. In November 2022, we entered into the SLR Credit Facility Agreements which also restrict our ability to pursue certain acquisitions, mergers, or consolidations that we may believe to be in our best interest. Additionally, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.

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

If our estimates or judgments relating to our accounting policies prove to be incorrect, our results of operations could be adversely affected.

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

There is increasing focus from certain investors, customers and other stakeholders on ESG factors, including greenhouse gas emissions and climate-related risks; diversity, equity, and inclusion; responsible sourcing and supply chain; human rights and social responsibility; and corporate governance and oversight. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG matters are inadequate. Third party providers of ESG ratings and reports on companies have increased in number to meet growing investor demand for measurement of ESG performance, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ ESG practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy such new criteria, some investors may conclude that our policies with respect ESG matters are inadequate. We may face reputational damages in the event that our ESG procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ ESG performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead.

Further, increased public awareness and concern regarding ESG factors may result in new or enhanced legal requirements. For example, new regulations relating to ESG matters, including human capital, diversity, sustainability, climate change and cybersecurity, are under consideration or being adopted. Such regulations may impose additional reporting obligations and increase our compliance costs. In addition, climate change initiatives and legislation could also disrupt our operations by impacting the availability and cost of materials within our supply chain, and could also increase our operating costs.

In addition, from time to time, we communicate certain initiatives and goals related to ESG matters. For example, in October 2021, we published our inaugural ESG Report, including updates on our ESG programs, priorities, initiatives, goals and performance, which we updated with a supplemental ESG report in September 2022. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in fully and accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. If we fail to satisfy the ESG-related expectations of investors, customers and other stakeholders or our initiatives or goals are not executed or achieved as planned, our reputation and financial results could be materially and adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In May 2020, we entered into an operating lease agreement for our manufacturing facility in Tijuana, Mexico. This facility includes a main building with 48,437 square feet and a secondary space with 38,750 square feet. The initial term of this lease expires in 2026.

In addition, we lease 40,413 square feet for our corporate headquarters located in San Jose, California under a lease agreement that terminates in 2027. This facility supports research and development and general and administrative activities, as well as distribution for consoles and service parts.

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

Holders of Common Stock

As of January 31, 2023, there were 117 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The following graph compares the cumulative total return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index, the S&P Healthcare Equipment Select Industry Index (SPSIHE) and the NASDAQ Biotechnology Index for the period from September 15, 2020 (the first day of trading of our common stock) through December 31, 2022. In our prior Form 10-Ks we utilized the NASDAQ Biotechnology Index as the industry index for comparison. In our performance graph below for the year ended December 31, 2022, we added SPSIHE, which will replace our comparison to the NASDAQ Biotechnology Index in future periods. We believe that the new index provides for greater comparability as it is better aligned with our industry and business. Total return comparisons for both the prior index and new index are included in the performance graph below. The graph assumes an investment of $100 on September 15, 2020 and its relative performance is tracked through December 31, 2022. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The offering price of our common stock in our initial public offering (IPO), which had a closing stock price of $60.68 on September 15, 2020, was $27.00 per share. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 28 MONTH CUMULATIVE TOTAL RETURN

Among Outset Medical, Inc., the NASDAQ Composite Index,
the NASDAQ Biotechnology Index, and the S&P Healthcare Equipment Select Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
9/15/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
Outset Medical, Inc.
NASDAQ Composite
NASDAQ Biotechnology
S&P Healthcare Equipment Select

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

We have elected to omit discussion of the earliest of the three years covered by the audited financial statements presented. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, located in our annual report on Form 10-K for the year ended December 31, 2021 for reference to discussion of the year ended December 31, 2020, the earliest of the three fiscal years presented.

Overview

Our technology is designed to elevate the dialysis experience for patients and help providers overcome traditional care delivery challenges. Requiring only an electrical outlet and tap water to operate, the Tablo® Hemodialysis System frees patients and providers from the burdensome infrastructure required to operate traditional dialysis machines. The integration of water purification and on-demand dialysate production in a single 35-inch compact console enables Tablo to serve as a dialysis clinic on wheels. With a simple-to-use touchscreen interface, two-way wireless data transmission and a proprietary data analytics platform, Tablo is a holistic approach to dialysis care. Unlike existing hemodialysis machines, which have limited clinical versatility across care settings, Tablo can be used seamlessly across multiple care settings and a wide range of clinical applications. Tablo is cleared by the FDA for use in the hospital, clinic, or home setting.

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

We have generated meaningful evidence to demonstrate that providers can realize significant operational efficiencies, including reducing the cost of their dialysis programs by up to 80% in the ICU. In addition, Tablo has been shown to deliver robust clinical care. In studies and surveys we have conducted, patients have reported quality of life benefits on Tablo compared to other dialysis machines. We believe Tablo empowers patients, who have traditionally been passive recipients of care, to regain agency and ownership of their treatment.

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

Driving adoption of Tablo in the acute care setting has been our primary focus to date. We have invested in growing our economic and clinical evidence, built a veteran sales and clinical support team with significant expertise, and implemented a comprehensive training and customer experience program. Our experience in the acute care market has demonstrated Tablo’s clinical flexibility and operational versatility, while also delivering meaningful cost savings to the providers. We plan to continue leveraging our commercial infrastructure to broaden our installed base in the acute care market, as well as driving utilization and fleet expansion with our existing customers.

Tablo is also utilized for home-based dialysis. We believe our ability to reduce training time, patient dropout, and the supplies and infrastructure required to deliver dialysis in the home can drive efficiency and economic improvements to the home care model. In our home IDE trial, patients reported specific quality of life improvements compared to their experience on the incumbent home dialysis machine. To penetrate this market successfully, we continue to focus on refining our home distribution, logistics and support systems to help ensure they are ready for scale. We are also working with providers, patients, and payors to increase awareness and adoption of TCUs as a bridge to home-based therapy. To demonstrate the cost advantages of Tablo in the home setting, we are continuing to collect additional patient clinical experience and outcomes data.

We sell our solution through our direct sales organization, which covers most major metropolitan markets in the United States. Our sales organization is comprised of our capital sales team, responsible for generating new customer demand for Tablo, and our clinical sales team, responsible for driving utilization and fleet expansion of Tablo consoles at existing customer sites. In addition, our field service team provides maintenance services and product support to Tablo customers. Our field sales and service teams represent 47% of our total full-time employees as of December 31, 2022. The same sales organization and field service team drive Tablo penetration in both the acute and home markets. We believe the ability to leverage one team to serve both markets will result in significant productivity and cost optimization as we continue to scale our business.

We generate revenue primarily from the initial sale of Tablo consoles, and recurring sales of consumables, including the Tablo cartridge, which generates significant total revenue over the life of the console. We generate additional recurring revenue via annual service contracts and shipping and handling charged to customers. For the years ended December 31, 2022, 2021 and 2020, sales of our consoles accounted for 56%, 63% and 66% of our revenue, respectively, sales of our consumables accounted for 25%, 19% and 13% of our revenue, respectively, and sales of services and other accounted for 19%, 18% and 21% of our revenue, respectively.

Historically, we have financed our operations and capital expenditures primarily through sales of redeemable convertible preferred stock and common stock, revenue from sales, and debt financing. Since our inception, we have incurred net losses in each year. For the years ended December 31, 2022, 2021 and 2020, we incurred net losses of $163.0 million, $131.9 million and $121.5 million, respectively. As of December 31, 2022, we had an accumulated deficit of $789.0 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term.

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

Market Acceptance of Tablo in Acute Setting

We plan to further broaden our installed base by continuing to target national and regional IDNs and health systems, sub-acute long-term acute care hospitals (LTACHs) and skilled nursing facilities (SNFs). In addition, we focus on driving utilization and fleet expansion with existing customers by providing an exceptional user experience delivered through our commercial team and a steady release of software enhancements that amplify Tablo’s operational reliability and clinical versatility. Our ability to successfully execute on this strategy, and thereby increase our revenue in the acute market, will depend in part on the success of our efforts to further evolve our commercial infrastructure and sales processes to support the growth of our business in the acute care market.

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

Gross Margin

We are continuing to execute a well-defined strategy designed to expand gross margins. First, during 2021, we fully insourced console manufacturing at our own manufacturing facility in Tijuana, Mexico which we operate in collaboration with our outsourced business administration service provider, TACNA. Second, during 2022, we moved production of a majority of Tablo cartridges from our contract manufacturer in Southeast Asia to a contract manufacturer in Mexico, which helped us achieve cost reductions through lower freight costs and mitigate against global supply chain challenges. Recently, we initiated production of Tablo cartridges in-house at our manufacturing facility in Mexico which we operate in collaboration with TACNA in an effort to help further our long-term gross margin expansion and supply continuity strategies and improve the flexibility of our operations. Third, we will continue to use our design, engineering and manufacturing capabilities to help further advance and improve the efficiency of our manufacturing processes and lower our costs of production. Fourth, we will continue to utilize our cloud-based data system, as well as enhanced product performance, to help drive down the cost of service. Our ability to grow our business will depend in part on these and other measures to control the costs of our products being successful. Likewise, it will be important that we effectively manage the costs of generating our service revenue.

Impacts of the COVID-19 Pandemic and Other Macroeconomic Factors

Our business may be impacted by a resurgence of the recent COVID-19 pandemic or emergence of new variants of COVID-19. While the operations at our contract manufacturing partners’ facilities and our outsourced business administration service provider, TACNA, for our facility in Tijuana, Mexico, have not yet experienced significant disruption as a result of the recent pandemic, the possibility that such disruption may occur remains. Additionally, the recent COVID-19 pandemic has at various times since its onset disrupted the operations of certain of our third-party suppliers, resulting in increased lead-times, higher component costs, and lower allocations for our purchase of some components (including certain critical components) and, in certain cases, requiring us to procure materials from alternative sources, procure higher quantities of materials when they become available, or incur higher logistical expenses. We have worked closely with our manufacturing partners and suppliers to enable us to source key components and maintain appropriate inventory levels to meet customer demand, and have not experienced material disruptions in our supply chain to date.

Additionally, surges and shifts in consumer demand as the economy reopens, further exacerbated by COVID-19 outbreaks and protocols, have strained the global freight network and placed significant stress on air, ocean, and ground freight carriers. This has resulted in labor shortages, container and chassis shortages, reduced carrier capacity, carrier delays and longer lead times, shipment receiving and unloading backlogs at many U.S. ports, and escalating freight costs. During late 2021, these supply chain disruptions escalated, and, as a result, we faced increased supply chain constraints, notably with the transportation of Tablo cartridges from our contract manufacturing partner in Southeast Asia. As a result, we have faced, and may continue to face, increased transportation and related costs, and potentially delays, associated with delivering adequate supply of Tablo treatments to our customers. We believe that transitioning production of a majority of Tablo cartridges during 2022 to a contract manufacturer in Mexico helped us achieve cost reductions through lower freight costs, and that our recent efforts to initiate production of cartridges in-house at our manufacturing facility in Mexico which we operate in collaboration with TACNA will help further our long-term gross margin expansion and supply continuity strategies and improve the flexibility of our operations. However, there is no assurance that we will not continue to face supply chain constraints. Continued escalation of these supply chain disruptions could negatively impact our ability to meet customer demand on a timely basis, result in customer dissatisfaction and adversely impact our operating margins and results of operations. Further, a sustained rise in material and freight costs could also unfavorably impact our operating margins and results of operations.

The extent, duration, and impact of the pandemic remain uncertain and depend on ongoing developments, including but not limited to any resurgences of the virus including emerging variant strains, actions taken to contain or mitigate its impact, as well as the direct and indirect economic effects of the pandemic and related containment measures. Additionally, the duration and severity of disruptions in the global supply chain, largely driven by high demand as the economy reopens and the ongoing impact of the pandemic, also remain uncertain and depend on various factors, including the effectiveness of government actions intended to mitigate these disruptions. As a result, we cannot predict what effect COVID-19, the associated containment measures, and the related supply chain disruptions will ultimately have on our business and result of operations, on our customers, or on our suppliers and vendors. There is no assurance that we will not experience more significant disruptions in our supply chain in the future, particularly if the operations of our contract manufacturing partners, our critical single-source component providers, or the facility we operate in Tijuana, Mexico in collaboration with TACNA, are more severely impacted by the pandemic and associated containment measures.

Moreover, healthcare providers (including our existing and prospective customers) are facing a nationwide shortage of qualified nurses and other clinical personnel due to long-term trends that were exacerbated by the recent COVID-19 pandemic. As competition for these healthcare professionals has intensified, providers are facing increased difficulties attracting and retaining skilled clinical personnel, resulting in increased costs, staffing shortages and other disruptions. These challenging labor market conditions in the healthcare industry have been heightened by the increased demand for, and demand upon, nurses and other staff. We believe Tablo offers automation and ease-of-use benefits over traditional machines that can enhance our existing and potential customers’ ability to support their patient populations despite staffing shortages. However, there is a risk that the increased costs and other disruptions caused by the shortage of dialysis nurses, technicians, other staff, and implementation resources could cause existing or prospective customers to delay continued investment in or adoption of new technologies and postpone purchasing decisions. For example, during 2022, our existing and potential customers faced increasing staffing shortages and increased labor costs, combined with economic pressures resulting from general economic and financial market conditions, primarily escalating inflation, tightening hospital operating budgets and increased scrutiny of capital purchase decisions, all of which generally have the effect of lengthening the average sales cycle and elongating the timing of installations. These factors negatively impacted our customer base on pipeline development and installation schedules, which, in turn, negatively impacted our bookings, delayed our shipments and adversely impacted our revenues for 2022. If our customers continue to face prolonged staffing shortages, volatility, uncertainty, rising costs and financial pressures, whether due to the ongoing effects of the pandemic, general macroeconomic conditions or otherwise, it could ultimately adversely impact our ability to expand existing customer relationships or attract new customers of Tablo, and have a material adverse effect on our bookings, revenues, results of operations, and, ultimately, our future growth and profitability.

We recently launched a new pilot clinical and administrative services program designed to help bridge our healthcare provider customers, particularly those challenged by staffing shortages, as they transition from using an outsourced inpatient dialysis provider to offering on-site inpatient dialysis services on their own. In return for a fair market value service fee, we assign members of our own employed nurses on a temporary basis to support participating providers to launch and manage an inpatient dialysis program using Tablo and, as full-time staff is hired, to help train and onboard those nurses. This pilot program is in its early stages and may not be successful in achieving the objectives we intend and anticipate and ultimately, it may fail to meet our customers’ expectations, any of which could harm our reputation and customer relationships. In addition, the program may not generate sufficient returns to justify our investment, or may result in unanticipated costs, which could adversely impact our operating margins and results of operations.

Components of Operating Results

Revenue

We generate our revenue primarily from the sale of products and services. In addition, we enter into console operating lease arrangements that contain lease and non-lease components. Revenue related to lease arrangements is allocated to the lease and non-lease elements based on their relative standalone selling price, with the lease component recorded in product revenue and the non-lease component recorded in service and other revenue. Our product and services revenues are generated primarily through direct sales to customers in the United States.

Product Revenue

We generate product revenue from the sale, and to a lesser extent, leasing of our Tablo consoles and the sale of related consumables, including Tablo cartridges. Our Tablo consoles and consumables are generally sold without the right of return. Revenue is recognized when control of our Tablo consoles is transferred, generally upon shipment, and excludes the value of the initial service agreement, which is recognized as service and other revenue over the term of the initial service agreement. Leases of Tablo consoles are considered operating leases and recognized as revenue over their lease term. Consumables, including Tablo cartridges, are recognized primarily upon shipment. Revenue is recognized net of any sales incentive, rebates and any taxes collected from customers.

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

Cost of Revenue

Cost of Product Revenue

Cost of product revenue primarily consists of finished goods, inbound freight costs, and manufacturing costs incurred in the production process including personnel and related costs, costs of component materials, manufacturing overhead, and infrastructure costs including facilities and information technology. In addition, cost of product revenue includes warranty costs and provisions for excess and obsolete inventory. We expect cost of product revenue as a percentage of revenue to decrease over the long-term primarily as, and to the extent that, our efforts to reduce manufacturing costs of our products are successful, the percentage of our product revenues attributable to consumables increase, and our product revenue grows. However, our cost of product revenue as a percentage of revenue may fluctuate from period to period.

Cost of Service and Other Revenue

Cost of service and other revenue primarily consists of personnel and related costs, travel, and component costs incurred in connection with our obligations under our service agreements. We plan to further utilize our cloud-based data systems, as well as enhanced product performance, to lower the cost of service as a percentage of revenue. We expect cost of service and other revenue as a percentage of revenue to decrease over the long-term primarily as, and to the extent, our service and other revenue grows. However, our cost of service and other revenue as a percentage of revenue may fluctuate from period to period.

Gross Profit and Gross Margin

We calculate gross margin as gross profit divided by total revenue. Our gross profit has been and will continue to be, affected by a variety of factors, including market conditions that may impact our pricing; sales mix changes among consoles, consumables, and services; excess and obsolete inventories; our cost structure for manufacturing operations relative to volume; inbound freight costs, and product warranty obligations. We expect our gross margin to increase over the long term to the extent that we are successful in our ability to lower the costs associated with the production and service of the Tablo console and consumables, that we generate recurring revenues from sales of our consumables, and that we can lower cost of service and other revenue as a percentage of revenue. We continue to use our design, engineering, and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which, if successful, we believe will lower production costs and enable us to increase our gross margin. While we expect gross margin to increase over the long term, we also anticipate it will likely fluctuate from quarter to quarter.

Operating Expenses

Research and Development

Research and development expenses primarily consist of compensation and personnel costs, regulatory fees, consulting services, laboratory supplies and materials expenses, and infrastructure costs including facilities, depreciation and information technology.

We plan to continue to invest in our research and development efforts, including hiring additional employees, to enhance existing products and develop new products. As a percentage of revenue, we expect research and development expenses to vary over time, depending on the level and timing of the enhancement of the existing products and new product development initiatives.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation and personnel costs, including sales commissions and travel. Other sales and marketing expenses include marketing and promotional activities, government affairs, costs of outside consultants, customer services costs, and infrastructure costs including facilities, depreciation, and information technology. Shipping and handling costs, as well as the associated personnel expenses, are included in sales and marketing expenses.

As we continue to drive the expansion of Tablo, we expect to continue to invest in our sales and support teams, marketing, and shipping and handling costs. As a result, we expect sales and marketing expenses to increase in absolute dollars in future periods. As a percentage of revenue, however, we expect sales and marketing expenses to continue to decrease over the long-term primarily as, and to the extent, our revenue grows.

General and Administrative

General and administrative expenses primarily consist of compensation and personnel costs, accounting and legal expenses, general corporate expenses, employee recruiting and training costs, and infrastructure costs including facilities, depreciation, and information technology.

We expect to incur additional general and administrative expenses due to increased costs for accounting, human resources, legal, insurance and investor relations. We expect to continue our hiring in all these areas in line with the continued growth of our business. We also expect infrastructure costs to increase in future periods as a result of higher costs associated with the expansion of our operations. As a result of these and other initiatives, we expect general and administrative expenses to vary from period to period and increase in absolute dollars in future periods. However, as a percentage of revenue, we expect general and administrative expenses to decrease over the long-term primarily as, and to the extent, our revenue grows.

We expect our stock-based compensation expense allocated to cost of revenue, research and development expenses, sales and marketing expenses, and general and administrative expenses to increase in absolute dollars as we issue additional stock-based awards under our equity incentive plan and employee stock purchase plan to attract and retain employees.

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

Loss on Extinguishment of Term Loan

Loss on extinguishment of term loan is related to the repayment of the Perceptive Term Loan in July 2020 and the SVB Term Loan in November 2022, which included early prepayment and exit fees.

Provision for Income Taxes

Provision for income taxes primarily consists of foreign taxes in Mexico. We have a full valuation allowance for deferred tax assets, including net operating loss carryforwards and tax credits related primarily to research and development.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.

The following table sets forth, for the years indicated, our results of operations (in thousands):

	Years Ended December 31,
	2022	2021	2020
Revenue:
Product revenue	$93,388	$84,312	$39,612
Service and other revenue	21,987	18,290	10,323
Total revenue	115,375	102,602	49,935
Cost of revenue:
Cost of product revenue	82,510	84,639	57,035
Cost of service and other revenue	15,032	10,355	5,937
Total cost of revenue	97,542	94,994	62,972
Gross profit	17,833	7,608	(13,037)
Operating expenses:
Research and development	48,855	36,741	28,850
Sales and marketing	89,482	65,070	45,068
General and administrative	40,515	36,316	30,512
Total operating expenses	178,852	138,127	104,430
Loss from operations	(161,019)	(130,519)	(117,467)
Interest income and other income, net	3,291	498	526
Interest expense	(3,566)	(1,715)	(2,891)
Loss on extinguishment of term loan	(1,367)	—	(1,567)
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	(93)
Loss before provision for income taxes	(162,661)	(131,736)	(121,492)
Provision for income taxes	295	199	—
Net loss	$(162,956)	$(131,935)	$(121,492)
Revenue

	Years Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Revenue:
Product revenue	$93,388	$84,312	$9,076	11%
Service and other revenue	21,987	18,290	3,697	20%
Total revenue	$115,375	$102,602	12,773	12%

Product revenue increased by $9.1 million, or 11%, for the year ended December 31, 2022 as compared to the prior year. The increase was primarily due to a $9.6 million increase in consumables revenue attributable to the growth in our console installed base. This increase was partially offset by a net $0.5 million decrease in console revenue which was primarily comprised of a $2.7 million decrease in console leasing revenue due to the expiration of certain lease agreements, substantially offset by a higher average selling price for consoles.

Service and other revenue increased by $3.7 million, or 20%, for the year ended December 31, 2022 as compared to the prior year. The increase was primarily due to services associated with the growth in our console installed base, which was offset by a decrease in service revenue from leased consoles due to the expiration of certain lease agreements.

Gross Profit and Gross Margin

	Years Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Gross profit and gross margin:
Gross profit	$17,833	$7,608	$10,225	134%
Gross margin	15.5%	7.4%

Gross profit increased by $10.2 million, or 134%, for the year ended December 31, 2022 as compared to the prior year. The gross margin percentage improved by 8.1 percentage points for the year ended December 31, 2022 as compared to the prior year. This improvement in gross margin was primarily driven by the impact of our console cost reduction activities and a higher average selling price for consoles. Such improvement was partially offset by the impact from the expiration of certain lease agreements.

Operating Expenses

	Years Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Operating expenses:
Research and development	$48,855	$36,741	$12,114	33%
Sales and marketing	89,482	65,070	24,412	38%
General and administrative	40,515	36,316	4,199	12%
Total operating expenses	$178,852	$138,127	40,725	29%

Research and development expenses increased by $12.1 million, or 33%, for the year ended December 31, 2022 as compared to the prior year. These increases were primarily due to higher headcount, resulting in increased payroll-related and stock-based compensation expense and increased infrastructure costs to support our growth. In addition, there were higher consulting and travel expenses to support our product research and development activities.

Sales and marketing expenses increased by $24.4 million, or 38% for the year ended December 31, 2022 as compared to the prior year. The increase was primarily driven by higher headcount, resulting in increased payroll-related and stock-based compensation expense and increased infrastructure costs to support our growth. In addition, there were higher freight, travel, consulting, and marketing expenses due to an increase in sales and marketing activities.

General and administrative expenses increased by $4.2 million, or 12%, for the year ended December 31, 2022 as compared to the prior year. The increase was primarily driven by higher headcount, resulting in increased payroll-related and stock-based compensation expense and increased infrastructure costs to support the general expansion of our operation. In addition, there were higher supplies and materials costs and higher travel costs due to an increase in training related activities and in-person events. These increases were partially offset by lower consulting expenses.

Other Income (Expenses), Net

	Years Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Other income (expenses), net:
Interest income and other income, net	$3,291	$498	$2,793	561%
Interest expense	(3,566)	(1,715)	(1,851)	108%
Loss on extinguishment of term loan	(1,367)	—	(1,367)	*
Total other expenses, net	$(1,642)	$(1,217)	(425)	35%
* Not meaningful

The increase in interest income and other income, net, for the year ended December 31, 2022 as compared to the prior year was driven by higher interest rates and higher average short-term investments balance in 2022.

The increase in interest expense for the year ended December 31, 2022 as compared to the prior year was due to higher Prime Rate in 2022, which was the base interest rate used for the SVB Term Loan, and the higher interest expense and outstanding balance under the SLR Term Loan Facility.

The loss on extinguishment of term loan of $1.4 million was recognized for the repayment of the SVB Term Loan in 2022, which included early prepayment and exit fees.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2022, we had cash, cash equivalents, and short-term investments of $287.5 million, which are available to fund future operations, and restricted cash of $3.3 million, for a total cash, cash equivalents, restricted cash and short-term investments balance of $290.8 million.

Since our inception, we have incurred net losses and negative cash flows from operations. To date, we have financed our operations and capital expenditures primarily through sales of redeemable convertible preferred stock and common stock, revenue from sales, debt financings, and proceeds from stock option exercises and employee stock purchases.

We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while we make investments to support our anticipated growth. We may raise additional capital through the issuance of additional equity financing, debt financings, including through refinancing our existing debt, or other sources. If this financing is not available to us at adequate levels or on acceptable terms, we may need to reevaluate our operating plans. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. We are subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We believe that our existing cash, cash equivalents and short-term investments, cash generated from sales, and proceeds received and currently available from the recent debt financing described below under “Debt Obligations ‒ SLR Debt Financing”, will be sufficient to meet our anticipated needs for at least the next 12 months from the issuance date of this Annual Report.

Cash Flows Summary

The following table summarizes the cash flows for each of the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$(145,729)	$(130,264)	$(99,015)
Investing activities	(66,295)	(142,507)	3,947
Financing activities	72,898	160,147	385,682
Net increase (decrease) in cash, cash equivalents and restricted cash	$(139,126)	$(112,624)	$290,614

Operating Activities

Net cash used in operating activities of $145.7 million for the year ended December 31, 2022 was due to a net loss of $163.0 million and a net cash outflow from the change in our operating assets and liabilities of $21.1 million, partially offset by the primary non-cash adjustments for stock-based compensation expense of $27.2 million, depreciation and amortization of $5.2 million, provision for inventories of $2.6 million, loss on extinguishment of term loan of $1.4 million, non-cash lease expense of $1.1 million, accretion of discount on investments of $0.4 million, and non-cash interest expense of $0.4 million. The net cash outflow from operating assets and liabilities was primarily due to an increase in inventories due to the timing of inventory purchases including advance purchases of inventory to mitigate supply chain disruptions, a decrease in accrued payroll and related benefits, an increase in accounts receivable due to timing of collections, a decrease in accounts payable due to timing of vendor payments, an increase in prepaid expenses and other assets, and a decrease in operating lease liabilities. The net cash outflow from operating assets and liabilities was partially offset by an increase in deferred revenue due to the growth of our business and an increase in accrued expenses and other current liabilities.

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

Investing Activities

Net cash used in investing activities of $66.3 million for the year ended December 31, 2022 was due primarily to purchases of investment securities of $261.2 million and purchases of property and equipment of $8.3 million, partially offset by the sales and maturities of investment securities of $203.2 million.

Net cash used in investing activities of $142.5 million for the year ended December 31, 2021 was due primarily to purchases of investment securities of $178.4 million and purchases of property and equipment of $3.1 million, partially offset by the sales and maturities of investment securities of $39.0 million.

Financing Activities

Net cash provided by financing activities of $72.9 million for the year ended December 31, 2022 was due primarily to the net proceeds of $96.1 million from borrowings under the SLR Term Loan Facility and the proceeds of $8.0 million from employee exercises of stock options and employee stock purchase plan purchases, partially offset by the cash outflow of $31.2 million in repayment of the SVB Term Loan which included early prepayment and exit fees.

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

The maximum amount we are permitted to borrow under the SLR Credit Facilities is subject to certain overall borrowing limitations. We are permitted to borrow up to $200.0 million under the SLR Credit Facilities on the Closing Date. If we achieve a certain net revenue milestone, calculated on a trailing six-month basis (First Revenue Milestone), on or before June 30, 2024 and the Additional Tranche (as defined below) under the SLR Revolver has been approved, we will be permitted to borrow up to $250.0 million under the SLR Credit Facilities. If we achieve a subsequent additional net revenue milestone, calculated on a trailing six-month basis (Second Revenue Milestone), on or before June 30, 2025 and obtain lenders' credit approval, we will be permitted to borrow up to $300.0 million under the SLR Credit Facilities.

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

As of December 31, 2022, we had $100.0 million outstanding under the SLR Term Loan Facility.

SVB Term Loan

We entered into the SVB Loan and Security Agreement with SVB in July 2020, which provides for a $30.0 million term loan (the SVB Term Loan). We repaid in full all amounts due under the SVB Term Loan, including the early repayment fee of $0.3 million and the final payment of $2.0 million, using a portion of the proceeds of the SLR Credit Facilities.

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

Our contracts with customers often include multiple performance obligations. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment by management. For such contracts, we allocate the contracted transaction price to each distinct performance obligation based upon the relative standalone sale prices (SSP). We determine the SSP based upon the facts and circumstances of each performance obligation (product or services), which often requires management's judgement. We use an observable price to estimate SSP for items that are sold separately, including customer service agreements. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs. We may offer additional goods or services to customers at the inception of customer contracts at prices not at SSP. If such contracts result in a material right, we allocate part of the transaction price to that right and recognize the associated revenue when those future goods and services are transferred to the customer. SSP is assigned based on the estimated value of the material right.

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

The Black-Scholes model considers several variables and assumptions in estimating the fair value of service-based stock options and stock purchase rights under our ESPP. These variables include the per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield and expected stock price volatility over the expected term. For all service-based stock options granted, we calculate the expected term using the simplified method for “plain vanilla” stock option awards. We had no publicly available stock price information prior to our IPO and limited available stock price information subsequent to our IPO; therefore, we have used the historical volatility of the stock price of similar publicly traded peer companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

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

The fair value of RSUs and PSUs with service- or performance-based vesting conditions is based on the market price of our common stock on the date of grant. The determination of the stock-based compensation expense related to PSUs with performance-based vesting conditions to be recognized requires the use of certain estimates and assumptions. At each reporting period, we reassess the probability of the achievement of corporate performance goals to estimate the number of shares to be released. Any increase or decrease in stock-based compensation expense resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of adjustment. If any of the assumptions or estimates used change significantly, stock-based compensation expense may differ materially from what we have recorded in the current period. The fair value of PSUs with market-based vesting conditions is estimated using the Monte Carlo simulation model. Stock-based compensation expense related to these PSUs is recognized using the accelerated attribution method and not reversed if the achievement of the market conditions does not occur.

Inventories

Inventory is stated at the lower of cost or net realizable value, with approximate costs determined on a first-in, first-out basis. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. The carrying value of inventories is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. Any write-down of inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods.

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

As of December 31, 2022, we had $100.0 million in variable rate debt outstanding under the SLR Term Loan Facility. The SLR Term Loan Facility bears interest at a rate per annum equal to one-month term Secured Overnight Financing Rate (term SOFR (subject to a 2.75% floor), plus 5.15%. The SLR Term Loan Facility matures on November 1, 2027. An immediate 100 basis point change in the term SOFR rate would not have a material impact on our debt-related obligations, financial position or results of operations.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Outset Medical, Inc.:

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheets of Outset Medical, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Identification of performance obligations in certain revenue contracts

As discussed in Note 3 to the financial statements, the Company recorded $115.4 million of total revenues for the year ended December 31, 2022, of which $93.4 million related to product revenue, and $22.0 million related to service and other revenue. As discussed in Note 2 to the financial statements, the Company’s revenue is generated primarily from the sale of its products and services and contracts often include multiple performance obligations. Product revenue consists primarily of sales of the Tablo console and related consumables, including Tablo cartridges, used in treatment delivery. Service and other revenue consists primarily of revenue generated from console service contracts and other revenue from shipping and handling charged to customers. When a contract includes multiple performance obligations, determining whether the products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment by management.

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

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process, including a control related to the Company’s review of customer contracts for the identification of performance obligations. In addition, for a sample of the Company’s recorded revenue, we evaluated the identification of performance obligations by reading the underlying contracts to understand the terms and conditions and considering the nature of the promises within the contract, and whether the promises were distinct from other promised goods and services.

/s/ KPMG LLP

We have served as the Company's auditor since 2011.

San Francisco, California

February 13, 2023

Outset Medical, Inc.

Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$73,222	$182,348
Short-term investments	214,280	157,140
Accounts receivable, net	28,070	25,600
Inventories	51,476	39,185
Prepaid expenses and other current assets	6,597	5,529
Total current assets	373,645	409,802
Restricted cash	3,311	33,311
Property and equipment, net	15,876	12,964
Operating lease right-of-use assets	6,117	7,231
Other assets	1,166	156
Total assets	$400,115	$463,464
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$603	$1,763
Accrued compensation and related benefits	21,519	24,948
Accrued expenses and other current liabilities	16,227	13,789
Accrued warranty liability	3,620	3,704
Deferred revenue, current	8,662	6,340
Operating lease liabilities, current	1,318	1,151
Total current liabilities	51,949	51,695
Accrued interest	113	721
Deferred revenue	151	312
Operating lease liabilities	5,576	6,893
Term loan	96,336	29,762
Total liabilities	154,125	89,383
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, and no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 300,000 shares authorized as of December 31, 2022 and December 31, 2021; 48,465 and 47,241 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	48	47
Additional paid-in capital	1,035,456	1,000,212
Accumulated other comprehensive loss	(564)	(184)
Accumulated deficit	(788,950)	(625,994)
Total stockholders' equity	245,990	374,081
Total liabilities and stockholders' equity	$400,115	$463,464

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue:
Product revenue	$93,388	$84,312	$39,612
Service and other revenue	21,987	18,290	10,323
Total revenue	115,375	102,602	49,935
Cost of revenue:
Cost of product revenue	82,510	84,639	57,035
Cost of service and other revenue	15,032	10,355	5,937
Total cost of revenue	97,542	94,994	62,972
Gross profit	17,833	7,608	(13,037)
Operating expenses:
Research and development	48,855	36,741	28,850
Sales and marketing	89,482	65,070	45,068
General and administrative	40,515	36,316	30,512
Total operating expenses	178,852	138,127	104,430
Loss from operations	(161,019)	(130,519)	(117,467)
Interest income and other income, net	3,291	498	526
Interest expense	(3,566)	(1,715)	(2,891)
Loss on extinguishment of term loan	(1,367)	—	(1,567)
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	(93)
Loss before provision for income taxes	(162,661)	(131,736)	(121,492)
Provision for income taxes	295	199	—
Net loss	$(162,956)	$(131,935)	$(121,492)

Net loss attributable to common stockholders, basic and diluted	$(162,956)	$(131,935)	$(79,324)
Net loss per share, basic and diluted	$(3.38)	$(2.89)	$(4.85)
Shares used in computing net loss per share, basic and diluted	48,161	45,589	16,358

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net loss	$(162,956)	$(131,935)	$(121,492)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(380)	(185)	(21)
Comprehensive loss	$(163,336)	$(132,120)	$(121,513)

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of December 31, 2019	147,214	409,446	922	1	357	22	(372,567)	(372,187)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	57,782	126,758	—	—	—	—	—	—
Issuance of common stock on settlement of accrued dividend	—	(41,763)	4,850	5	41,758	—	—	41,763
Deemed dividend on settlement of accrued dividend	—	(42,530)	—	—	42,530	—	—	42,530
Adjustment to redemption value on redeemable convertible preferred stock	—	362	—	—	(362)	—	—	(362)
Issuance of common stock upon net exercises of Series B redeemable convertible preferred stock warrants	—	—	65	—	—	—	—	—
Cash exercises of Series C redeemable convertible preferred stock warrants	1,655	4,288	—	—	—	—	—	—
Conversion of Series A redeemable convertible preferred stock warrants to common stock warrants	—	—	—	—	1,252	—	—	1,252
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(206,651)	(456,561)	26,167	26	456,535	—	—	456,561
Issuance of common stock upon initial public offering, net of issuance costs	—	—	10,294	10	254,795	—	—	254,805
Reclassification of redeemable convertible preferred stock warrant liability to equity	—	—	—	—	3,126	—	—	3,126
Issuance of common stock for settlement of RSUs	—	—	5	—	—	—	—	—
Stock option exercises	—	—	419	1	1,194	—	—	1,195
Stock-based compensation expense	—	—	—	—	21,439	—	—	21,439
Unrealized loss on available-for-sale securities	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(121,492)	(121,492)
Balance as of December 31, 2020	—	$—	42,722	$43	$822,624	$1	$(494,059)	$328,609
Issuance of common stock upon follow-on public offering, net of issuance costs	—	—	2,946	3	149,082	—	—	149,085
Issuance of common stock through employee stock purchase plan	—	—	116	—	3,434	—	—	3,434
Issuance of common stock for settlement of RSUs	—	—	19	—	—	—	—	—
Stock option exercises	—	—	1,438	1	7,627	—	—	7,628
Stock-based compensation expense	—	—	—	—	17,445	—	—	17,445
Unrealized loss on available-for-sale securities	—	—	—	—	—	(185)	—	(185)
Net loss	—	—	—	—	—	—	(131,935)	(131,935)
Balance as of December 31, 2021	—	$—	47,241	$47	$1,000,212	$(184)	$(625,994)	$374,081
Issuance of common stock through employee stock purchase plan	—	—	193	—	4,202	—	—	4,202
Issuance of common stock for settlement of RSUs	—	—	241	—	—	—	—	—
Stock option exercises	—	—	790	1	3,839	—	—	3,840
Stock-based compensation expense	—	—	—	—	27,203	—	—	27,203
Unrealized loss on available-for-sale securities	—	—	—	—	—	(380)	—	(380)
Net loss	—	—	—	—	—	—	(162,956)	(162,956)
Balance as of December 31, 2022	—	$—	48,465	$48	$1,035,456	$(564)	$(788,950)	$245,990

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(162,956)	$(131,935)	$(121,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	27,203	17,445	21,439
Depreciation and amortization	5,169	5,162	3,159
Non-cash lease expense	1,114	1,022	596
Non-cash interest expense	381	569	641
Accretion of discount on investments, net	449	1,972	50
Provision for inventories	2,610	1,023	534
Other non-cash items	76	81	340
Loss on extinguishment of term loan	1,367	—	1,567
Changes in operating assets and liabilities:
Accounts receivable	(2,506)	(19,137)	(2,566)
Inventories	(14,730)	(22,042)	(16,287)
Prepaid expenses and other assets	(1,215)	1,860	(6,245)
Accounts payable	(1,281)	(3,066)	737
Accrued payroll and related benefits	(3,428)	8,103	9,889
Accrued expenses and other current liabilities	1,811	5,889	4,798
Accrued warranty liability	(83)	791	1,211
Deferred revenue	2,161	2,881	2,754
Operating lease liabilities	(1,150)	(882)	77
Accrued interest	(721)	—	(217)
Net cash used in operating activities	(145,729)	(130,264)	(99,015)
Cash flows from investing activities:
Purchases of property and equipment	(8,325)	(3,108)	(9,077)
Purchases of investment securities	(261,154)	(178,432)	(32,884)
Sales and maturities of investment securities	203,184	39,033	45,908
Net cash (used in) provided by investing activities	(66,295)	(142,507)	3,947
Cash flows from financing activities:
Proceeds from stock option exercises and employee stock purchase plan purchases	8,042	11,062	1,186
Proceeds from issuance of term loan, net of issuance costs	96,059	—	29,630
Repayment of term loan and extinguishment costs	(31,203)	—	(30,985)
Proceeds from issuance of common stock upon initial and follow-on public offerings, net of issuance costs	—	149,085	254,805
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	126,758
Proceeds from cash exercise of redeemable convertible preferred stock warrants	—	—	4,288
Net cash provided by financing activities	72,898	160,147	385,682
Net (decrease) increase in cash, cash equivalents and restricted cash	(139,126)	(112,624)	290,614
Cash, cash equivalents and restricted cash as of beginning of period	215,659	328,283	37,669
Cash, cash equivalents and restricted cash as of end of period	$76,533	$215,659	$328,283

Supplemental cash flow disclosures:
Cash paid for income taxes	$385	$83	$19
Cash paid for interest	$3,185	$1,146	$3,270
Cash paid for amounts included in the measurement of operating lease liabilities	$1,150	$882	$—
The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$167	$121	$323
Deferred financing costs included in accrued expenses	$750	$—	$—
Transfer of inventories to property and equipment	$28	$1,410	$2,131
Transfer of property and equipment to inventories	$199	$1,192	$—
Right-of-use assets obtained in exchange for lease liabilities	$—	$—	$8,849
Deemed dividend on settlement of accrued dividend	$—	$—	$42,530
Adjustment to redemption value on redeemable convertible preferred stock	$—	$—	$362
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	$—	$—	$456,561
Reclassification of redeemable convertible preferred stock warrant liability for conversion of Series A redeemable preferred stock warrants into common stock warrants	$—	$—	$1,252
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	$—	$—	$3,126
Issuance of common stock on settlement of accrued dividend	$—	$—	$41,763

The accompanying notes are an integral part of these financial statements

Notes to Financial Statements

1. Description of Business

Outset Medical, Inc. (the Company) is a medical technology company pioneering a first-of-its-kind technology to reduce the cost and complexity of dialysis. The Tablo® Hemodialysis System, cleared by the FDA for use from the hospital to the home, represents a significant technological advancement designed to transform the dialysis experience for patients and operationally simplify it for providers. Tablo serves as a single enterprise solution designed to be utilized across the continuum of care, allowing dialysis to be delivered anytime, anywhere, and by virtually anyone. The integration of water purification and on-demand dialysate production in a single 35-inch compact console enables Tablo to serve as a dialysis clinic on wheels. With a simple-to-use touchscreen interface, two-way wireless data transmission and a proprietary data analytics platform, Tablo is a new holistic approach to dialysis care. The Company’s headquarters are located in San Jose, CA.

Liquidity

Since inception, the Company has incurred net losses and negative cash flows from operations. The Company incurred net losses of $163.0 million, $131.9 million and $121.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, the Company had an accumulated deficit of $789.0 million.

As of December 31, 2022, the Company had cash, cash equivalents, and short-term investments of $287.5 million, which are available to fund future operations, and restricted cash of $3.3 million, for a total cash, cash equivalents, restricted cash, and short-term investments balance of $290.8 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. Management believes that the Company’s existing cash, cash equivalents, short-term investments, cash generated from sales, and proceeds received and currently available from the recent debt financing described in Note 7, will be sufficient to meet its anticipated needs for at least the next 12 months from the issuance date of the accompanying financial statements.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash, short-term investments, and accounts receivable. Substantially all the Company’s cash and cash equivalents, restricted cash, and investments are held at one financial institution in the United States that management believes is of high credit quality. Such investments may, at times, exceed federally insured limits or may not be covered by deposit insurance at all. The Company has not experienced any credit losses on its cash and cash equivalents, restricted cash or short-term investments through December 31, 2022.

For the year ended December 31, 2022, the Company's largest customer accounted for 14% of revenues. For the year ended December 31, 2021, two customers accounted for 30% and 15% of revenues, respectively. For the year ended December 31, 2020, three customers accounted for 22%, 19% and 16% of revenues, respectively. Accounts receivable are unsecured; however, the Company does assess the collectability of accounts receivable based on a number of factors, including past transaction history with, and the creditworthiness of, the customer. Accordingly, the Company is exposed to credit risk associated with accounts receivable. One customer accounted for 13% of accounts receivable as of December 31, 2022. One customer accounted for 10% of accounts receivable as of December 31, 2021. To reduce risk, the Company closely monitors the amounts due from its customers and assesses the financial strength of its customers through a variety of methods that include, but are not limited to, engaging directly with customer operations and leadership personnel, visiting customer locations to observe operating activities, and assessing customer longevity and reputation in the marketplace. As a result, the Company believes that its accounts receivable credit risk exposure is limited. A material default in payment or a material reduction in purchases from these or any other large customers could have a material adverse impact on the Company’s financial condition, results of operations, and liquidity.

The Company has a manufacturing facility in Tijuana, Mexico which it operates in collaboration with its outsourced business administration service provider, TACNA. The Company is subject to a number of risks associated with operating its Mexico-based manufacturing facility. The manufacturing operations at the facility may suffer disruptions from global or regional public health crises such as the recent COVID-19 pandemic, natural disasters, cyber security attacks, vandalism, terrorism or other political hostilities. Any such occurrences could negatively impact the Company’s ability to produce its products. The Company is also subject to a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to importation, exportation and taxation of goods, and U.S. laws and regulations relating to foreign operations. In addition, because certain of its Mexico-based manufacturing operations incur costs that are denominated in MXN, the Company is exposed to additional risk of currency fluctuations between USD and MXN, which could increase its product and labor costs, thus reducing its gross profit. To date, foreign currency transaction gains and losses have not been material to the Company’s financial statements.

During the year ended December 31, 2022, financial results of the Company were not significantly affected by the COVID-19 pandemic, which continues to have global impact. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the pandemic affects the Company’s future financial results and operations will depend on future developments which continue to evolve and are difficult to predict, including but not limited to any resurgences of the virus including emerging variant strains, actions taken to contain or mitigate its impact, as well as the direct and indirect economic effects of the pandemic and related containment measures.

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

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents are stated at fair value and consist primarily of amounts invested in money market funds and U.S. government-sponsored enterprises debt securities.

The Company primarily holds U.S. government-sponsored enterprises debt securities, corporate debt securities, commercial paper, and U.S. Treasury securities, and has the ability, if necessary, to liquidate any of its investments to meet its liquidity needs in the next 12 months, without significant penalty. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term investments on the accompanying balance sheets. Short-term investments have been classified as available-for-sale at the time of purchase. The Company evaluates the appropriate classification of its investments as of each balance sheet date.

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

Accounts Receivable, Net

Accounts receivable are recorded at invoice value, net of any allowance for doubtful accounts. Estimates of the allowance for doubtful accounts are determined based on existing contractual payment terms, historical payment patterns of customers and individual customer circumstances. The allowance for doubtful accounts was not significant as of December 31, 2022 and 2021.

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

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no such impairment losses as of December 31, 2022 and 2021.

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

The Company’s contracts with customers often include multiple performance obligations. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment by management. For such contracts, the Company allocates the contracted transaction price to each distinct performance obligation based upon the relative SSP. The Company determines the SSP based upon the facts and circumstances of each performance obligation (product or services), which often requires management's judgement. The Company uses an observable price to estimate SSP for items that are sold separately, including customer service agreements. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs. The Company may offer additional goods or services to customers at the inception of customer contracts at prices not at SSP. If such contracts result in a material right, the Company allocates part of the transaction price to that right and recognizes the associated revenue when those future goods and services are transferred to the customer. SSP is assigned based on the estimated value of the material right.

Costs associated with product sales include commissions. The Company applies the practical expedient to expense the commissions as incurred as the expected amortization period is one year or less. Commissions are recorded as sales and marketing expenses in the statements of operations.

Operating Lease Arrangements

The Company enters into operating lease arrangements that contain both lease and non-lease elements. The lease element includes Tablo consoles, while non-lease elements include consumables, services and training. Revenue related to such arrangements is allocated to lease and non-lease elements based on their relative SSP. Revenue for the lease element, net of any taxes collected from customers, is recognized on a straight-line basis as product revenue over the lease term, generally one month to one year, in the statements of operations. The costs of the leased Tablo consoles are included in property and equipment, net in the balance sheets and amortized to cost of product revenue.

Shipping and Handling Costs

Shipping and handling charged to customers are recorded as revenue. Shipping and handling costs are expensed as incurred and are included in sales and marketing expenses.

Stock-Based Compensation Expense

Stock-based compensation expense relates to stock options with a service-based vesting condition, stock options with performance and market-based vesting conditions, stock purchase rights under the ESPP, RSUs and PSUs with performance or market-based vesting conditions. Stock-based compensation expense for the Company’s stock-based awards is based on their grant date fair value.

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

The fair value of RSUs and PSUs with a service- or performance-based vesting condition is based on the market price of the Company’s common stock on the date of grant. The determination of the stock-based compensation expense related to PSUs to be recognized in the Company’s statements of operations requires the use of certain estimates and assumptions. At each reported period, the Company reassesses the probability of the achievement of corporate performance goals to estimate the number of shares to be released. Any increase or decrease in stock-based compensation expense resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of adjustment. If any of the assumptions or estimates used change significantly, stock-based compensation expense may differ materially from what the Company has recorded in the current period. The fair value of PSUs with a market-based vesting condition is estimated using the Monte Carlo simulation model. Stock-based compensation expense related to these PSUs is recognized using the accelerated attribution method and not reversed if the achievement of the market conditions does not occur.

Research and Development

The Company expenses all research and development costs as incurred. These expenses include the costs of proprietary research and development efforts, quality engineering, clinical studies and trials, and regulatory affairs. Costs primarily consist of compensation and personnel costs, regulatory fees, consulting services, laboratory supplies and materials expenses, and infrastructure costs including facilities, depreciation, and information technology.

Advertising Costs

Advertising costs are expensed as incurred. The advertising costs for years ended December 31, 2022, 2021 and 2020 were not significant.

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and remeasured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

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

Employee Benefit Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their eligible compensation on a pre- or post-tax basis. The Company is authorized to make matching contributions but did not make such contributions for the years ended December 31, 2021 and 2020. Effective January 1, 2022, the Company began to match 100% of each employee’s contributions up to a maximum matching contribution equal to 2% of such employee’s eligible compensation, subject to the terms and limitations of the 401(k) plan and applicable law. The Company's matching contributions were $1.4 million for the year ended December 31, 2022.

Segment

The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. The Company operates a manufacturing facility in Mexico. The Company's long-lived tangible assets, net, as well as the Company's operating lease right-of-use assets recognized on the balance sheets, located in Mexico were $9.8 million as of December 31, 2022.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. ASU 2016-13 became effective for the Company beginning January 1, 2023. The adoption of ASU 2016-13 is not expected to have a material impact on the Company's financial position and results of operations.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

Revenue by source consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Consoles	$64,590	$65,133	$32,871
Consumables	28,798	19,179	6,741
Total product revenue	93,388	84,312	39,612
Service and other revenue	21,987	18,290	10,323
Total revenue	$115,375	$102,602	$49,935

For the years ended December 31, 2022, 2021 and 2020, $2.0 million, $4.7 million and $3.1 million, respectively, of consoles revenue were from console operating lease arrangements.

Remaining Performance Obligations and Contract Liabilities

As of December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer service contracts that are unsatisfied or partially unsatisfied was $8.8 million, which is recorded as deferred revenue on the Company’s balance sheet. Of that amount, $8.7 million will be recognized as revenue during the year ended December 31, 2023 and $0.1 million thereafter.

The contract liabilities consist of deferred revenue which represents payments received in advance of revenue recognition. Revenue under these agreements is recognized over the related service period. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $6.3 million, $3.2 million, and $0.9 million, respectively, of previously deferred revenue.

4. Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		December 31, 2022
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$42,834	$—	$—	$42,834
U.S. government-sponsored enterprises debt securities	Level 2	7,965	—	—	7,965
Short-term investments:
U.S. Treasury securities	Level 1	133,473	9	(447)	133,035
U.S. government-sponsored enterprises debt securities	Level 2	26,404	42	(14)	26,432
Corporate debt	Level 2	29,831	—	(154)	29,677
Commercial paper	Level 2	25,136	—	—	25,136
Total cash equivalents and short-term investments		$265,643	$51	$(615)	$265,079

		December 31, 2021
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$60,844	$—	$—	$60,844
Short-term investments:
U.S. Treasury securities	Level 1	18,064	—	(60)	18,004
Corporate debt	Level 2	124,178	2	(125)	124,055
Commercial paper	Level 2	15,081	—	—	15,081
Total cash equivalents and short-term investments		$218,167	$2	$(185)	$217,984

As of December 31, 2022, the remaining contractual maturities for short-term investments were as follows (in thousands):

Aggregate Fair Value
Due within one year	$188,368
After one but within five years	25,912
Total	$214,280

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

Impairment assessments are made at the individual security level at each reporting period. When the fair value of an available-for-sale security is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of December 31, 2022, there were four securities with a total fair value of $21.1 million in an unrealized loss position for more than 12 months. The unrealized losses totaling $0.1 million as of December 31, 2022 were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. These securities were issued by public reporting companies with an investment-grade rating by at least one bond credit rating agency. As a result, the Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2022. During the years ended December 31, 2022, 2021 and 2020, the Company did not recognize other-than-temporary impairment losses related to its investment securities.

5. Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2022, the restricted cash balance of $3.3 million was related to collateral for the Company's building leases in San Jose, CA and Tijuana, Mexico (see Note 6). As of December, 31, 2021, the restricted cash balance of $33.3 million included the contractual obligations under the SVB Loan and Security Agreement (see Note 7) in addition to the collateral for the building leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sum to the total of the amounts shown in the statements of cash flows (in thousands):

	December 31,
	2022	2021	2020
Cash and cash equivalents	$73,222	$182,348	$294,972
Restricted cash	3,311	33,311	33,311
Total cash, cash equivalents and restricted cash	$76,533	$215,659	$328,283

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$20,623	$18,114
Work in process	9,086	6,054
Finished goods	21,767	15,017
Total inventories	$51,476	$39,185

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Tablos under operating leases	$714	$2,412
Computers and software	4,021	3,777
Furniture and fixtures	1,768	1,494
Machinery and equipment	10,367	7,197
Leasehold improvements	5,040	4,864
Construction in progress	4,773	874
Total property and equipment	$26,683	$20,618
Less: accumulated depreciation and amortization	(10,807)	(7,654)
Property and equipment, net	$15,876	$12,964

Total depreciation and amortization expense for the years ended December 31, 2022, 2021, and 2020 was $5.2 million, $5.2 million, and $3.2 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Inventory	$5,585	$4,808
Research and development expenses	908	574
Professional services	1,261	1,269
Customer rebates	1,364	3,121
Other	7,109	4,017
Total accrued expenses and other current liabilities	$16,227	$13,789

Accrued Warranty Liability

The change in accrued warranty liability is presented in the following table (in thousands):

	December 31,
	2022	2021
Balance as of December 31, 2021	$3,704	$2,913
Additions charged to cost of product revenue	5,748	7,310
Consumption	(5,832)	(6,519)
Balance as of December 31, 2022	$3,620	$3,704

6. Commitments and Contingencies

Leases

In September 2019, the Company entered into an operating lease agreement for its facility and office space in San Jose, CA that commenced in April 2020 and expires in March 2027. This operating lease contains a free rent period and an escalation clause. The landlord provided the Company with a tenant improvement allowance of up to $2.0 million. The Company issued an irrevocable standby letter of credit in the amount of $0.3 million in lieu of a cash security deposit. The letter of credit is fully secured by cash held at the bank in a restricted account.

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

The components of lease costs were as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Operating lease costs	$1,759	$1,759	$1,070
Variable lease costs	329	375	233
Short-term lease costs	170	180	371
Total lease costs	$2,258	$2,314	$1,674

The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term (in years)	4.3	5.3
Weighted-average discount rate	8.7%	8.7%

The maturity of the Company’s operating lease liabilities as of December 31, 2022 were as follows (in thousands):

Years Ending December 31:
2023	$1,856
2024	1,911
2025	1,969
Thereafter	2,523
Total lease payments	8,259
Less: imputed interest	(1,365)
Present value of operating lease liabilities	$6,894
Operating lease liabilities, current	$1,318
Operating lease liabilities, noncurrent	$5,576

Purchase Commitments

The Company's commitments as of December 31, 2022 were $66.5 million relating to the Company’s open purchase orders and contractual obligations that occur in the ordinary course of business, including commitments with contract manufacturers and suppliers for which the Company has not received the goods or services, commitments for capital expenditures, consulting activities for which the Company has not received the services, and subscription of software services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel within a reasonable period, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or performance of services.

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

7. Term Loans

Term loans consist of the following (in thousands):

	December 31,
	2022	2021
Principal of term loan	$100,000	$30,000
Unamortized debt discount	(3,664)	(238)
Term loan, noncurrent	$96,336	$29,762

SVB Loan and Security Agreement

On July 2, 2020, the Company entered into a senior secured term loan facility with Silicon Valley Bank (SVB) (the SVB Loan and Security Agreement), which provided for a $30.0 million term loan (the SVB Term Loan).

The SVB Term Loan was scheduled to mature on November 1, 2025. Payments under the SVB Term Loan were for interest only through May 2023, and then 30 monthly principal and interest payments from June 2023 until maturity. The SVB Term Loan bore interest at the greater of (A) 0.50% above the Prime Rate as reported in the Wall Street Journal and (B) 3.75%. The Company was obligated to maintain a restricted cash balance greater or equal to the outstanding principal balance of $30.0 million of the SVB Term Loan.

In November 2022, the Company entered into new senior secured credit facilities (the SLR Credit Facilities, as described below) and repaid in full all amounts due under the SVB Loan and Security Agreement, including the early repayment fee of $0.3 million and the final payment of $2.0 million, using a portion of the proceeds of the SLR Credit Facilities. The repayment of the SVB Term Loan was accounted for as a debt extinguishment, which resulted in a loss on extinguishment of $1.4 million recorded in the statement of operations for the year ended December 31, 2022.

SLR Credit Facilities

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

The maximum amount the Company is permitted to borrow under the SLR Credit Facilities is subject to certain overall borrowing limitations. The Company is permitted to borrow up to $200.0 million under the SLR Credit Facilities on the Closing Date. If the Company achieves a certain net revenue milestone, calculated on a trailing six-month basis (First Revenue Milestone), on or before June 30, 2024 and the Additional Tranche (as defined below) under the SLR Revolver has been approved, the Company will be permitted to borrow up to $250.0 million under the SLR Credit Facilities. If the Company achieves a subsequent additional net revenue milestone, calculated on a trailing six-month basis (Second Revenue Milestone), on or before June 30, 2025 and obtains lenders' credit approval, the Company will be permitted to borrow up to $300.0 million under the SLR Credit Facilities.

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

Any principal amount outstanding under the Term Loans will accrue interest at a rate per annum equal to one-month term Secured Overnight Financing Rate (term SOFR) (subject to a 2.75% floor), plus 5.15% (9.33% as of December 31, 2022), payable monthly in arrears. The Company is permitted to make interest-only payments on the Term Loans through November 30, 2026, which may be extended at the Company's option to May 31, 2027; provided that the Company meets the First Revenue Milestone. Any principal amounts outstanding under the Term Loans, if not repaid sooner, are due and payable on November 1, 2027 (the Maturity Date). The Company is obligated to pay Agent (i) a non-refundable facility fee in the amount of $750,000 in respect of the Term A Loan, (ii) a non-refundable facility fee in the amount of $750,000 in respect of the Term B Loan(s), to be due and payable upon the earliest to occur of (a) the funding of the first Term B Loan, (b) December 20, 2023 and (c) the prepayment of the Term Loans and (iii) a non-refundable facility fee in the amount of $375,000 in respect of the Term C Loan, to be due and payable upon the earliest to occur of (a) the funding of the first Term C Loan, (b) one day prior to the Maturity Date and (c) the prepayment of the Term Loans. In addition, the Company is obligated to pay a final fee equal to 4.75% of the aggregate amount of the Term Loans funded, such final fee to be due and payable upon the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the Term Loans and (iii) the prepayment of the Term Loans. The Company may voluntarily prepay the outstanding Term Loans, subject to a prepayment premium of (i) 3.0% of the principal amount of the Term Loan, if prepaid prior to or on the first anniversary of the Closing Date, (ii) 2.0% of the principal amount of the Term Loan, if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, or (iii) 1.0% of the principal amount of the Term Loan if prepaid after the second anniversary of the Closing Date and prior to the Maturity Date.

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

In November 2022, the Company borrowed $100.0 million under the Term A Loan on the Closing Date and incurred debt issuance costs of $3.8 million which were recorded as a direct deduction from the Term A Loan on our balance sheets and are being recognized as non-cash interest expense over the term of the loan using the effective interest method, along with the final payment fee. The facility fees of $0.9 million related to the Term B Loan and the Initial Revolver Commitment were recorded as deferred financing costs and are being recognized as non-cash interest expense over their respective commitment period using straight-line method.

Aggregate annual payments due on the Term A Loan as of December 31, 2022 were as follows (in thousands):

Years Ending December 31:
2023	$8,298
2024	9,093
2025	9,068
2026	17,401
2027	100,568
Total future payments	144,428
Less: amount representing interest	(39,678)
Less: final payment	(4,750)
Total term loan	100,000
Less: unamortized debt discount	(3,664)
Total term loan, net of debt discount	$96,336

8. Stock-Based Compensation

Equity Incentive Plan

In 2019, the Company terminated the 2010 Stock Incentive Plan (the 2010 Plan) and adopted the 2019 Equity Incentive Plan (the 2019 Plan, and together with 2010 Plan, the Prior Plans) for the purpose of providing incentive and non-statutory stock options to employees, directors and certain non-employees.

In 2020, the Company adopted the 2020 Equity Incentive Plan (the 2020 Plan, and together with the Prior Plans, the Plans), which became effective in connection with the IPO. As a result, the Company may not grant any additional awards under the Prior Plans. The Prior Plans will continue to govern outstanding equity awards previously granted thereunder. The Company initially reserved 3,665,000 shares of common stock for the issuance of awards under the 2020 Plan. In addition, the number of shares of common stock available under the 2020 Plan automatically increases on the first day of each fiscal year until (and including) the fiscal year ending December 31, 2030, with such annual increase equal to an amount equal to the lesser of (i) 4% of the number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year, and (ii) an amount determined by the Company’s board of directors. As of December 31, 2022, 4,879,000 shares were reserved for future issuance under the 2020 Plan.

Options under the 2020 Plan have a contractual term of 10 years. The exercise price of an option shall not be less than 100% of the fair market value of the shares on the date of grant.

Stock Options

Service-based options granted to a grantee generally vest at a rate of 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. A summary of the Company’s stock option activity under the Plans is set forth below (in thousands, except exercise price and remaining contractual life data):

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Terms (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	3,533	$12.63
Granted	1	$35.14
Exercised	(790)	$4.86
Forfeited and expired	(142)	$31.47
Balance as of December 31, 2022	2,602	$13.97	6.26	$42,161
Exercisable as of December 31, 2022	2,114	$9.58	5.93	$38,984

The weighted average grant date fair value of options granted to employees was $18.56, $24.74, and $7.97 per share during the years ended December 31, 2022, 2021 and 2020, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $22.2 million, $61.0 million, and $8.2 million, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The total fair value of options that vested during the years ended December 31, 2022, 2021 and 2020 was $6.1 million, $24.5 million and $3.3 million, respectively. As of December 31, 2022, the total unrecognized stock-based compensation expense related to the stock options was $8.0 million, which will be recognized over a weighted-average period of 1.89 years.

As of December 31, 2020, the Company had 1,933,000 shares of outstanding stock options with performance- and market-based vesting conditions. The options were scheduled to vest over the requisite service period if the Company achieved both (i) a performance condition tied to a liquidity event, which included the effectiveness of an IPO, and (ii) certain market conditions, provided the grantee was providing services on the date of the event. For the years ended December 31, 2021 and 2020, the Company recorded stock-based compensation expense of $4.3 million and $18.5 million, respectively, related to these stock options. No such expense was recorded for the year ended December 31, 2022 as all outstanding options with these conditions were fully vested and related stock-based compensation was recognized in full in 2021.

The fair value of each stock option grant is estimated on the date of grant using the following assumptions for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
Expected term (in years)	6.08	5.95 – 6.08	5.06 – 10.00
Expected volatility	55.0%	53.9% – 55.3%	52.1% – 62.7%
Risk-free interest rate	1.74%	0.66% – 1.36%	0.35% – 1.54%
Dividend yield	0%	0%	0%

Restricted Stock

The Company issues RSUs and PSUs, both of which are considered restricted stock. The Company grants restricted stock pursuant to the 2020 Plan and satisfies such grants through the issuance of new shares. RSUs are share awards that, upon vesting, will deliver to the holder shares of our common stock.

RSUs with a service-based vesting condition granted to a grantee, beginning in February 2022, generally vest over a three-year period as follows either: (i) 25% on the first anniversary of the original vesting date, 25% quarterly over the course of the second year, and 50% quarterly over the course of the third year, or (ii) 33% on the first anniversary of the original vesting date, with the balance vesting quarterly over the remaining two years. RSUs with a service-based vesting condition granted to a grantee prior to February 2022 generally vest at a rate of 25% on the first anniversary of the original vesting date, with the balance vesting quarterly over the remaining three years.

In 2022, the Company issued a mix of 50% PSUs and 50% RSUs to its CEO, and a mix of 20% PSUs and 80% RSUs to its other executive officers and certain other senior leaders. These PSUs are earned and vest over performance and vesting periods extending through 2024 based on achievement against two metrics: (1) an operational metric tied to the number of patients treating at home on Tablo as of the end of 2023, with 50% of earned units vesting after certification of the achievement level following the end of 2023 and the remaining 50% of earned units vesting at the end of 2024 (performance-based vesting conditions, referred to as the Home PSUs) and (2) the Company's relative total stockholder return (relative TSR) over a two-year performance period as compared to companies in a pre-determined index of medical device companies, with 100% of earned units vesting at the end of 2024 (market-based vesting conditions, referred to as the Relative TSR PSUs). The number of units earned at the end of the 2023 will vary, based on actual performance, from 0% to 200% (to 250% for the CEO) of the target number of the Home PSUs granted. The number of units earned at the end of the two-year period will vary, based on actual performance, from 75% to 150% (to 250% for the CEO) of the target number of the Relative TSR PSUs granted.

The grant date for these Home PSUs is not considered established until the Compensation Committee of the Board approves the target and it is communicated to the award recipients, which then triggers the service inception date, the fair value of the awards, and the associated expense recognition period. The 2023 target for the Home PSUs was not determined and approved by the Compensation Committee of the Board until January 2023. Therefore, no expense was recognized for these Home PSUs in 2022.

During 2021 and 2020, the Company issued PSUs that vest upon the achievement of specified revenue targets (performance-based vesting conditions) or specified market stock prices (market-based vesting conditions) and continued performance of services. Certain PSUs with performance-based vesting conditions vest in a range between 0% and 200% of the units approved based on the performance relative to specified revenue targets.

Restricted stock activity was as follows (in thousands, except per share amounts):

	Restricted Stock Units	Performance Stock Units	Weighted-Average Grant Date Fair Value Per Share
	(RSU)	(PSU)	RSU	PSU
Outstanding as of December 31, 2021	563	110	$47.98	$47.65
Granted	1,431	168	$32.34	$15.32
Vested	(224)	(17)	$47.80	$48.57
Forfeited	(177)	(22)	$40.82	$29.80
Outstanding as of December 31, 2022	1,593	239	$34.75	$26.50

The total grant date fair value of restricted stock vested for the years ended December 31, 2022, 2021 and 2020 were $9.9 million, $1.0 million, and $0.2 million, respectively. As of December 31, 2022, the total unrecognized stock-based compensation expense related to the restricted stock was $45.5 million, which will be recognized over a weighted-average period of 2.18 years.

Employees Stock Purchase Plan (ESPP)

In 2020, the Company adopted the ESPP. The Company initially reserved 687,000 shares of common stock for purchase under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP increases automatically on the first day of each fiscal year until (and including) the fiscal year ending December 31, 2030, with such annual increase equal to the lesser of (i) 687,000 shares, (ii) 1% of the number of common stock issued and outstanding on December 31 of the immediately preceding fiscal year, and (iii) an amount determined by the Company’s board of directors. As of December 31, 2022, 1,278,000 shares of common stock were reserved for issuance in connection with the current and future offering periods under the ESPP.

Subject to any limitations contained therein, the ESPP allows eligible participants to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s common stock at a purchase price equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. The ESPP generally provides for consecutive 6-month offering periods. Effective beginning with the offering period commencing on March 1, 2022, the ESPP allows eligible participants to purchase shares pursuant to a cashless exercise program, and the duration for each offering period is a 24-month period consisting of four separate consecutive purchase periods of approximately six months in length. This includes a two-year look-back feature in the ESPP, with a reset feature, which causes the offering period to reset if the fair value of the Company’s common stock on the first day of a new offering period is less than that on the original offering date.

The grant date fair value and assumptions used in estimating the fair value of the stock purchase rights under the ESPP were as follows:

	Years Ended December 31,
	2022	2021	2020
Expected term (in years)	0.49 – 2.00	0.50	0.47
Expected volatility	41.1% – 58.0%	41.0% – 43.8%	57.0%
Risk-free interest rate	0.6% – 3.48%	0.06% – 0.07%	0.12%
Dividend yield	0%	0%	0%
Grant Date Fair Value	$4.89–$16.23	$13.25 – $13.95	$8.00

As of December 31, 2022, the total unrecognized stock-based compensation expense related to the ESPP was $6.0 million, which will be recognized over a weighted-average period of 0.95 years.

Stock-based Compensation Expense

The following table sets forth stock-based compensation expense included in the Company’s statements of operations (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cost of revenue	$701	$269	$255
Research and development	6,845	3,809	4,615
Sales and marketing	10,269	5,897	4,423
General and administrative	9,388	7,470	12,146
Total stock-based compensation expense	$27,203	$17,445	$21,439

9. Income Taxes

Loss before provision for income taxes were as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Domestic	$(153,226)	$(128,400)	$(121,492)
Foreign	(9,435)	(3,336)	—
Loss before provision for income taxes	$(162,661)	$(131,736)	$(121,492)

The provision for income taxes were $0.3 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively, which primarily related to foreign income taxes in Mexico. For the year ended December 31, 2020, the provision for income taxes was insignificant. The Company has incurred net operating losses for all periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The effective tax rate differs from the federal statutory income tax rate applied to the loss before provision for income taxes and tax due to the following:

	Years Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes	4.2	1.3	3.8
Change in valuation allowance	(26.1)	(22.8)	(23.3)
Federal and state tax credits	1.4	1.2	1.0
Stock-based compensation expense	1.2	8.1	1.2
Non-deductible permanent expenses	(0.2)	(0.1)	(0.2)
Effect of deferred tax adjustment	0.2	(0.7)	(1.4)
Non-deductible compensation	(1.9)	(8.2)	(2.1)
Effective income tax rate	(0.2)%	(0.2)%	—%

Deferred tax assets and liabilities

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities were as follows as of the dates indicated (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$131,705	$102,094
Tax credits	14,172	11,767
Accrual and reserves	4,509	3,573
Tangible and intangible assets	2,143	845
Stock-based compensation expense	4,686	3,566
Capitalized research costs	25,730	19,405
Other deferred tax asset	2,876	2,236
Gross deferred tax assets	185,821	143,486
Valuation allowance	(184,298)	(141,729)
Net deferred tax assets	$1,523	$1,757

	December 31,
	2022	2021
Deferred tax liabilities:
Right-of-use assets	$(1,523)	$(1,757)
Gross deferred tax liabilities	$(1,523)	$(1,757)

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. A valuation allowance is provided when it is not more likely than not that some portion of the deferred tax assets will be realized. Management believes that, based on a number of factors, it is more likely than not that the U.S. federal and state net deferred tax assets will not be fully realized, thus a full valuation allowance has been recorded as of December 31, 2022 and 2021. The change in the valuation allowance during the years ended December 31, 2022, 2021 and 2020 was an increase of $42.6 million, $30.7 million and $28.4 million, respectively.

Starting in 2022, changes to Internal Revenue Code Section 174 made by the Tax Cuts and Jobs Act of 2017 (the TCJA) no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. As a result the Company capitalized such costs in its 2022 income tax provision, resulting in an increase in deferred tax assets.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2022, the Company had a net operating loss carryforward for U.S. federal income tax purposes of $526.8 million. Federal net operating losses of $399.0 million incurred after 2017 do not expire but usage is limited to 80% of taxable income. The remaining $127.8 million of federal net operating loss carryforward will begin to expire in 2024 and continue to expire through 2037. The Company had a total U.S. state net operating loss carryforward of $298.1 million. State net operating losses of $85.3 million do not expire. The remaining state net operating loss carryforward of $212.7 million will begin to expire in 2023 and continue to expire through 2042.

As of December 31, 2022, the Company had federal research and development credits of $7.8 million, which will begin to expire in 2030 and state research and development credits of $6.4 million which are not currently subject to expiration. Utilization of the operating loss and tax credits may be subject to annual limitation due to the ownership change limitations provided by the Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss and tax credit carryforwards before utilization.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be significantly reduced. The Company’s deferred tax asset and related valuation allowance would be reduced, as a result. The Company has not performed a Section 382 study to determine the amount of reduction, if any. Unrecognized tax benefits at December 31, 2022 have been recorded as an offset to federal and state research and development credit carryforwards.

Unrecognized Tax Benefits

A reconciliation of the total unrecognized tax benefits for the periods presented was as follows (in thousands):

	December 31,
	2022	2021
Balance, beginning of year	$2,190	$1,582
Increase related to prior years positions	37	—
Decrease related to current year positions	—	—
Increase related to current year positions	800	608
Balance, end of year	$3,027	$2,190

The Company does not have any material accrued interest or penalties associated with unrecognized tax benefits. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.
The Company files income tax returns in the United States, various U.S. states and Mexico. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. All tax returns remain open for examination by federal, state, and foreign authorities for three, four, and five years, respectively, from the date of utilization of any net operating loss or credits.

10. Net Loss per Share Attributable to Common Stockholders

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(162,956)	$(131,935)	$(121,492)
Adjustment to redemption value on redeemable convertible preferred stock	—	—	(362)
Deemed dividend on settlement of accrued dividend	—	—	42,530
Net loss attributable to common stockholders, basic and diluted	$(162,956)	$(131,935)	$(79,324)
Denominator:
Weighted-average shares of common stock, basic and diluted	48,161	45,589	16,358
Net loss per share attributable to common stockholders, basic and diluted	$(3.38)	$(2.89)	$(4.85)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Years Ended December 31,
	2022	2021	2020
Stock options to purchase common stock	2,602	3,533	4,763
Restricted stock units	1,593	581	—
Performance stock units	47	17	—
Shares committed under ESPP	90	37	52
Warrant to purchase common stock	63	63	63
Total	4,395	4,231	4,878

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by an independent registered public accounting firm, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this Item 10 is incorporated by reference from the sections entitled “Board and Corporate Governance Matters,” “Audit Matters” and “Delinquent Section 16(a) Reports” to be included in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Stockholders within 120 days of our fiscal year ended December 31, 2022 (the Proxy Statement).

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Form of Amended and Restated Certificate of Incorporation of Outset Medical, Inc.	S-1/A	333-248225	3.1	September 9, 2020
3.2	Form of Amended and Restated Bylaws of Outset Medical, Inc.	S-1/A	333-248225	3.2	September 9, 2020
4.1	Form of Common Stock Certificate	S-1/A	333-248225	4.1	September 9, 2020
4.2	Amended and Restated Registration Rights Agreement	S-1	333-248225	4.2	August 21, 2020
4.3	Form of Series A Warrant Agreement #1	S-1	333-248225	4.3	August 21, 2020
4.4	Form of Series A Warrant Agreement #2	S-1	333-248225	4.4	August 21, 2020
4.5	Description of Outset Medical, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	001-39513	4.5	March 22, 2021
10.1†	Form of Indemnification Agreement	S-1/A	333-248225	10.1	September 9, 2020
10.2†	Outset Medical, Inc. 2010 Equity Incentive Plan and related form agreements	S-1	333-248225	10.2	August 21, 2020
10.3†	Outset Medical, Inc. 2019 Equity Incentive Plan and related form agreements	S-1	333-248225	10.3	August 21, 2020
10.4†	Outset Medical, Inc. 2020 Equity Incentive Plan	S-1/A	333-248225	10.4	September 9, 2020
10.5†	Form of Stock Option Grant Notice and Option Agreement for Outset Medical, Inc. 2020 Equity Incentive Plan	10-K	001-39513	10.5	March 22, 2021
10.6†	Form of Restricted Stock Unit Award Grant Notice and Award Agreement for Outset Medical, Inc. 2020 Equity Incentive Plan	10-K	001-39513	10.6	March 22, 2021
10.7†	Form of Restricted Stock Award Grant Notice and Award Agreement for Outset Medical, Inc. 2020 Equity Incentive Plan	10-K	001-39513	10.7	March 22, 2021
10.8†	Form of Performance Stock Unit Award Grant Notice and Award Agreement for Outset Medical, Inc. 2020 Equity Incentive Plan	10-K	001-39513	10.8	March 22, 2021
10.9†	Outset Medical, Inc. 2020 Employee Stock Purchase Plan, as amended and restated	10-Q	001-39513	10.3	November 9, 2022
10.10†	Employment Agreement by and between Outset Medical and Leslie Trigg, dated as of February 23, 2015	S-1	333-248225	10.6	August 21, 2020
10.11†	Form of Amended and Restated Change in Control and Severance Agreement for Chief Executive Officer	S-1/A	333-248225	10.7	September 9, 2020
10.12†	Form of Amended and Restated Change in Control and Severance Agreement for non-Chief Executive Officer executive officers	S-1/A	333-248225	10.8	September 9, 2020
10.13#	Lease by and between WH Silicon Valley IV LP and Outset Medical, Inc., dated as of September 19, 2019	S-1	333-248225	10.10	August 21, 2020
10.14#	Sublease Agreement by and among Inmobiliaria IAMSA, S.A. de C.V. (Sublessor), Baja Fur S.A. de C.V. (Sublessee) and Outset Medical, Inc. (Guarantor), dated as of May 5, 2020	S-1	333-248225	10.11	August 21, 2020
10.15#	First Amendment Agreement by and among Inmobiliaria IAMSA, S.A. de C.V. (Sublessor), Baja Fur S.A. de C.V. (Sublessee) and Outset Medical, Inc. (Guarantor), dated as of June 26, 2020	S-1	333-248225	10.12	August 21, 2020
10.16#	Guaranty by and between Inmobiliaria IAMSA, S.A. de C.V. and Outset Medical, Inc dated as of May 6, 2020	S-1	333-248225	10.13	August 21, 2020
10.17#	Manufacturing Services Agreement by and between TACNA Services, Inc. and Outset Medical, Inc. dated as of January 15, 2020	S-1	333-248225	10.17	August 21, 2020

10.18#	Authorized Reseller Agreement by and between SDV Office Systems, LLC dba SDV Medical and Outset Medical, Inc. dated as of October 14, 2019	S-1	333-248225	10.18	August 21, 2020
10.19#	Amendment 1 to the Authorized Reseller Agreement by and between SDV Office Systems, LLC dba SDV Medical and Outset Medical, Inc. dated as of March 26, 2020	S-1	333-248225	10.19	August 21, 2020
10.20#	Amendment 2 to the Authorized Reseller Agreement by and between SDV Office Systems, LLC dba SDV Medical and Outset Medical, Inc. dated as of May 6, 2020	S-1	333-248225	10.20	August 21, 2020
10.21#	Purchasing Agreement by and between HCA Management Services, L.P. and Outset Medical, Inc. dated as of May 1, 2020	S-1	333-248225	10.21	August 21, 2020
10.22#	Supply Agreement by and between Carlisle Interconnect Technologies, Inc. and Outset Medical, Inc., dated January 12, 2021	10-K	001-39513	10.30	March 22, 2021
10.22	Loan and Security Agreement by and between SLR Investment Corp., the lenders from time to time party thereto and Outset Medical, Inc. dated as of November 3, 2022	10-Q	001-39513	10.1	November 9, 2022
10.24	Credit Agreement by and between Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL and Outset Medical, Inc. dated as of November 3, 2022	10-Q	001-39513	10.2	November 9, 2022
23.1*	Consent of KPMG LLP, independent registered public accounting firm
24.1*	Power of Attorney (included on the signature page)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Outset Medical, Inc.

Date: February 13, 2023	By:	/s/ Leslie Trigg
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

Signature	Title	Date

/s/ Leslie Trigg	President and Chief Executive Officer; Chair of the Board (Principal Executive Officer)	February 13, 2023
Leslie Trigg
/s/ Nabeel Ahmed	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2023
Nabeel Ahmed
/s/ D. Keith Grossman	Lead Independent Director	February 13, 2023
D. Keith Grossman
/s/ Karen Drexler	Director	February 13, 2023
Karen Drexler
/s/ Patrick T. Hackett	Director	February 13, 2023
Patrick T. Hackett
/s/ Jim Hinrichs	Director	February 13, 2023
Jim Hinrichs

/s/ Dale Jones	Director	February 13, 2023
Dale Jones

/s/ Andrea L. Saia	Director	February 13, 2023
Andrea L. Saia

/s/ Catherine Szyman	Director	February 13, 2023
Catherine Szyman