Form 10-Q
period 2023-03-31
Outset Medical, Inc.
filed 2023-05-04
CIK 1484612

d

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 26, 2023, the registrant had 49,228,078 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Outset Medical, Inc.

Condensed Balance Sheets

(in thousands, except per share amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,386	$73,222
Short-term investments	212,827	214,280
Accounts receivable, net	34,314	28,070
Inventories	47,733	51,476
Prepaid expenses and other current assets	6,015	6,597
Total current assets	337,275	373,645
Restricted cash	3,311	3,311
Property and equipment, net	15,189	15,876
Operating lease right-of-use assets	5,823	6,117
Other assets	1,067	1,166
Total assets	$362,665	$400,115
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,988	$603
Accrued compensation and related benefits	14,419	21,519
Accrued expenses and other current liabilities	13,893	16,227
Accrued warranty liability	3,569	3,620
Deferred revenue, current	9,038	8,662
Operating lease liabilities, current	1,361	1,318
Total current liabilities	44,268	51,949
Accrued interest	295	113
Deferred revenue	116	151
Operating lease liabilities	5,220	5,576
Term loan	96,480	96,336
Total liabilities	146,379	154,125
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, and no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 300,000 shares authorized as of March 31, 2023 and December 31, 2022; 49,216 and 48,465 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	49	48
Additional paid-in capital	1,049,271	1,035,456
Accumulated other comprehensive loss	(113)	(564)
Accumulated deficit	(832,921)	(788,950)
Total stockholders' equity	216,286	245,990
Total liabilities and stockholders' equity	$362,665	$400,115

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Product revenue	$27,779	$25,664
Service and other revenue	5,688	4,886
Total revenue	33,467	30,550
Cost of revenue:
Cost of product revenue	20,817	23,110
Cost of service and other revenue	6,222	2,998
Total cost of revenue	27,039	26,108
Gross profit	6,428	4,442
Operating expenses:
Research and development	13,793	10,831
Sales and marketing	24,333	20,377
General and administrative	11,787	9,709
Total operating expenses	49,913	40,917
Loss from operations	(43,485)	(36,475)
Interest income and other income, net	2,648	120
Interest expense	(2,942)	(422)
Loss before provision for income taxes	(43,779)	(36,777)
Provision for income taxes	192	115
Net loss	$(43,971)	$(36,892)

Net loss per share, basic and diluted	$(0.90)	$(0.78)
Shares used in computing net loss per share, basic and diluted	48,783	47,487

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(43,971)	$(36,892)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	451	(465)
Comprehensive loss	$(43,520)	$(37,357)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	48,465	$48	$1,035,456	$(564)	$(788,950)	$245,990
Issuance of common stock through employee stock purchase plan	307	1	4,593	—	—	4,594
Issuance of common stock for settlement of RSUs	282	—	—	—	—	—
Stock option exercises	162	—	684	—	—	684
Stock-based compensation expense	—	—	8,538	—	—	8,538
Unrealized gain on available-for-sale securities	—	—	—	451	—	451
Net loss	—	—	—	—	(43,971)	(43,971)
Balance as of March 31, 2023	49,216	$49	$1,049,271	$(113)	$(832,921)	$216,286

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	47,241	$47	$1,000,212	$(184)	$(625,994)	$374,081
Issuance of common stock through employee stock purchase plan	55	—	2,063	—	—	2,063
Issuance of common stock for settlement of RSUs	88	—	—	—	—	—
Stock option exercises	328	1	1,659	—	—	1,660
Stock-based compensation expense	—	—	5,006	—	—	5,006
Unrealized loss on available-for-sale securities	—	—	—	(465)	—	(465)
Net loss	—	—	—	—	(36,892)	(36,892)
Balance as of March 31, 2022	47,712	$48	$1,008,940	$(649)	$(662,886)	$345,453

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(43,971)	$(36,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,538	5,006
Depreciation and amortization	1,384	1,262
Non-cash lease expense	295	269
Non-cash interest expense	463	140
Accretion (amortization) of discount (premium) on investments, net	(1,550)	667
Provision for inventories	870	496
Other non-cash items	(18)	3
Changes in operating assets and liabilities:
Accounts receivable	(6,224)	(1,299)
Inventories	2,873	(4,184)
Prepaid expenses and other assets	569	137
Accounts payable	1,475	3,276
Accrued compensation and related benefits	(7,100)	(11,470)
Accrued expenses and other current liabilities	(2,337)	4,226
Accrued warranty liability	(51)	(76)
Deferred revenue	341	375
Operating lease liabilities	(313)	(271)
Net cash used in operating activities	(44,756)	(38,335)
Cash flows from investing activities:
Purchases of property and equipment	(810)	(1,478)
Purchases of investment securities	(68,147)	(64,712)
Maturities of investment securities	71,600	32,800
Net cash provided by (used in) investing activities	2,643	(33,390)
Cash flows from financing activities:
Proceeds from stock option exercises and employee stock purchase plan purchases	5,277	3,723
Net cash provided by financing activities	5,277	3,723
Net decrease in cash, cash equivalents and restricted cash	(36,836)	(68,002)
Cash, cash equivalents and restricted cash as of beginning of period	76,533	215,659
Cash, cash equivalents and restricted cash as of end of period	$39,697	$147,657

Supplemental cash flow disclosures:
Cash paid for income taxes	$201	$205
Cash paid for interest	$2,479	$282
Cash paid for amounts included in the measurement of operating lease liabilities	$313	$271
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$55	$907

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Notes to Condensed Financial Statements

1. Description of Business

Outset Medical, Inc. (the Company) is a medical technology company pioneering a first-of-its-kind technology to reduce the cost and complexity of dialysis. The Tablo® Hemodialysis System (Tablo), cleared by the U.S. Food and Drug Administration (FDA) for use from the hospital to the home, represents a significant technological advancement designed to transform the dialysis experience for patients and operationally simplify it for providers. Tablo serves as a single enterprise solution designed to be utilized across the continuum of care, allowing dialysis to be delivered anytime, anywhere, and by virtually anyone. The integration of water purification and on-demand dialysate production in a single 35-inch compact console enables Tablo to serve as a dialysis clinic on wheels. With a simple-to-use touchscreen interface, two-way wireless data transmission and a proprietary data analytics platform, Tablo is a new holistic approach to dialysis care. The Company’s headquarters are located in San Jose, California.

Liquidity

Since inception, the Company has incurred net losses and negative cash flows from operations. During the three months ended March 31, 2023 and 2022, the Company incurred a net loss of $44.0 million and $36.9 million, respectively. As of March 31, 2023, the Company had an accumulated deficit of $832.9 million.

As of March 31, 2023, the Company had cash, cash equivalents and short-term investments of $249.2 million, which are available to fund future operations, and restricted cash of $3.3 million, for a total cash, cash equivalents, restricted cash and short-term investments balance of $252.5 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. Management believes that the Company’s existing cash, cash equivalents, short-term investments, cash generated from sales, and proceeds received and currently available from the recent debt financing described in Note 7, will be sufficient to meet its anticipated needs for at least the next 12 months from the issuance date of the accompanying condensed financial statements.

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, that are necessary for the fair statement of the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three-month period are also unaudited. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations to be anticipated for any other future annual or interim period. The condensed balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2022, which are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on February 13, 2023 (2022 Annual Report).

All share amounts disclosed in the notes to the condensed financial statements are rounded to the nearest thousand except for per share data.

2. Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company adopted ASU 2016-13 during the first quarter of fiscal year 2023. The adoption did not have a material impact on the Company's financial statements. Please see the description of the Company’s "Credit Losses” accounting policy in the “Significant Accounting Policies” section below.

Significant Accounting Policies

With the exception of the change from accounting for credit losses as a result of the adoption of ASU 2016-13, there have been no new or material changes to the Company’s significant accounting policies as described in its 2022 Annual Report that have had a material impact on the Company’s condensed financial statements and related notes.

Credit Losses

Accounts receivable. The allowance for doubtful accounts is based on the Company’s assessment of the Company’s best estimate of the amount of credit losses in customer accounts. The Company regularly reviews the allowance by considering factors such as existing contractual payment terms, historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts was not significant as of March 31, 2023 and December 31, 2022.

Available-for-sale debt securities. The Company primarily holds U.S. government-sponsored enterprises debt securities, corporate debt securities, commercial paper, U.S. Treasury securities and money market funds. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government-sponsored enterprises debt securities. The basis for this assumption is that these securities have consistently high credit ratings by rating agencies, have a long history with no credit losses, are explicitly guaranteed by a sovereign entity, which can print its own currency, and are denominated in a currency that is routinely held by central banks, used in international commerce, and commonly viewed as a reserve currency. Additionally, all of the Company’s investments in corporate debt securities are in securities with high-quality credit ratings, which have historically experienced low rates of default. For the three months ended March 31, 2023 and 2022, the Company did not recognize credit loss related to available-for-sales debt securities.

3. Revenue and Deferred Revenue

Disaggregation of Revenue

Revenue by source consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Consoles	$18,863	$18,051
Consumables	8,916	7,613
Total product revenue	27,779	25,664
Service and other revenue	5,688	4,886
Total revenue	$33,467	$30,550

For the three months ended March 31, 2023, $0.1 million of consoles revenue were from console operating lease arrangements, compared to $0.7 million for the three months ended March 31, 2022.

Remaining Performance Obligations and Contract Liabilities

As of March 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer service contracts that are unsatisfied or partially unsatisfied was $9.1 million, which is recorded as deferred revenue on the Company’s condensed balance sheets. Of that amount, $9.0 million will be recognized as revenue during the next 12 months and $0.1 million thereafter.

The contract liabilities consist of deferred revenue which represents payments received in advance of revenue recognition. Revenue under these agreements is recognized over the related service period. During the three months ended March 31, 2023, the Company recognized $3.8 million of previously deferred revenue.

4. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		March 31, 2023
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$30,630	$—	$—	$30,630
Short-term investments:
U.S. Treasury securities	Level 1	113,481	9	(157)	113,333
U.S. government-sponsored enterprises debt securities	Level 2	45,964	69	—	46,033
Corporate debt	Level 2	13,142	—	(35)	13,107
Commercial paper	Level 2	40,354	—	—	40,354
Total cash equivalents and short-term investments		$243,571	$78	$(192)	$243,457

		December 31, 2022
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$42,834	$—	$—	$42,834
U.S. government-sponsored enterprises debt securities	Level 2	7,965	—	—	7,965
Short-term investments:
U.S. Treasury securities	Level 1	133,473	9	(447)	133,035
U.S. government-sponsored enterprises debt securities	Level 2	26,404	42	(14)	26,432
Corporate debt	Level 2	29,831	—	(154)	29,677
Commercial paper	Level 2	25,136	—	—	25,136
Total cash equivalents and short-term investments		$265,643	$51	$(615)	$265,079

As of March 31, 2023, the remaining contractual maturities for available-for-sale securities were one month to fifteen months.

The following tables present the breakdown of the available-for-sale debt securities with unrealized losses as of March 31, 2023, and December 31, 2022 (in thousands):

	March 31, 2023
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$74,308	$(157)	$—	$—	$74,308	$(157)
Corporate debt	13,108	(35)	—	—	13,108	(35)
Total	$87,416	$(192)	$—	$—	$87,416	$(192)

	December 31, 2022
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$95,499	$(343)	$12,895	$(103)	$108,394	$(446)
U.S. government-sponsored enterprises	16,464	(14)	—	—	16,464	(14)
Corporate debt	21,480	(142)	8,196	(13)	29,676	(155)
Total	$133,443	$(499)	$21,091	$(116)	$154,534	$(615)

The unrealized losses on the Company’s available-for-sale debt securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. As of March 31, 2023, the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Additional factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security.

5. Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

As of March 31, 2023 and December 31, 2022, the restricted cash balance of $3.3 million was related to collateral for the Company's building leases in San Jose, CA and Tijuana Mexico.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sum to the total of the amounts shown in the accompanying condensed statements of cash flows (in thousands):

	March 31,
	2023	2022
Cash and cash equivalents	$36,386	$114,346
Restricted cash	3,311	33,311
Total cash, cash equivalents and restricted cash	$39,697	$147,657

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$20,712	$20,623
Work in process	12,465	9,086
Finished goods	14,556	21,767
Total inventories	$47,733	$51,476

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Inventory	$4,400	$5,585
Research and development expenses	627	908
Professional services	1,941	1,261
Customer rebates	1,640	1,364
Other	5,285	7,109
Total accrued expenses and other current liabilities	$13,893	$16,227

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

7. Term Loan

Term loan consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Principal of term loan	$100,000	$100,000
Unamortized debt discount	(3,520)	(3,664)
Term loan, noncurrent	$96,480	$96,336

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

Any principal amount outstanding under the Term Loans will accrue interest at a rate per annum equal to one-month term Secured Overnight Financing Rate (term SOFR) (subject to a 2.75% floor), plus 5.15% (9.81% as of March 31, 2023), payable monthly in arrears. The Company is permitted to make interest-only payments on the Term Loans through November 30, 2026, which may be extended at the Company's option to May 31, 2027; provided that the Company meets the First Revenue Milestone. Any principal amounts outstanding under the Term Loans, if not repaid sooner, are due and payable on November 1, 2027 (the Maturity Date). The Company is obligated to pay Agent (i) a non-refundable facility fee in the amount of $750,000 in respect of the Term A Loan, (ii) a non-refundable facility fee in the amount of $750,000 in respect of the Term B Loan(s), to be due and payable upon the earliest to occur of (a) the funding of the first Term B Loan, (b) December 20, 2023 and (c) the prepayment of the Term Loans and (iii) a non-refundable facility fee in the amount of $375,000 in respect of the Term C Loan, to be due and payable upon the earliest to occur of (a) the funding of the first Term C Loan, (b) one day prior to the Maturity Date and (c) the prepayment of the Term Loans. In addition, the Company is obligated to pay a final fee equal to 4.75% of the aggregate amount of the Term Loans funded, such final fee to be due and payable upon the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the Term Loans and (iii) the prepayment of the Term Loans. The Company may voluntarily prepay the outstanding Term Loans, subject to a prepayment premium of (i) 3.0% of the principal amount of the Term Loan, if prepaid prior to or on the first anniversary of the Closing Date, (ii) 2.0% of the principal amount of the Term Loan, if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, or (iii) 1.0% of the principal amount of the Term Loan if prepaid after the second anniversary of the Closing Date and prior to the Maturity Date.

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

In November 2022, the Company borrowed $100.0 million under the Term A Loan on the Closing Date and incurred debt issuance costs of $3.8 million which were recorded as a direct deduction from the Term A Loan on the balance sheets and are being recognized as non-cash interest expense over the term of the loan using the effective interest method, along with the final payment fee. The facility fees of $0.9 million related to the Term B Loan and the Initial Revolver Commitment were recorded as deferred financing costs and are being recognized as non-cash interest expense over their respective commitment period using straight-line method.

8. Equity Incentive Plan

Equity Incentive Plans

As of March 31, 2023, 5,046,000 shares were reserved for future issuance under the 2020 Equity Incentive Plan (2020 Plan).

Employee Share Purchase Plan (ESPP)

As of March 31, 2023, 1,456,000 shares of common stock were reserved for issuance in connection with the current and future offering periods under the ESPP.

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

In 2022, the Company issued a mix of 50% PSUs and 50% RSUs to its CEO, and a mix of 20% PSUs and 80% RSUs to its other executive officers and certain other senior leaders. These PSUs are earned and vest over performance and vesting periods extending through 2024 based on achievement against two metrics: (1) an operational metric tied to the number of patients treating at home on Tablo as of the end of 2023, with 50% of earned units vesting after certification of the achievement level following the end of 2023 and the remaining 50% of earned units vesting at the end of 2024 (performance-based vesting conditions, referred to as the 2022 Home PSUs) and (2) the Company's relative total stockholder return (relative TSR) over a two-year performance period as compared to companies in a pre-determined index of medical device companies, with 100% of earned units vesting at the end of 2024 (market-based vesting conditions, referred to as the 2022 Relative TSR PSUs). In 2023, the Company issued additional PSUs (2023 Home PSUs and 2023 Relative TSR PSUs) and RSUs to its CEO, other executive officers and certain other senior leaders under terms that are substantially the same except that the performance and vesting periods extending through 2025.

The 2023 target for the 2022 Home PSUs was approved by the Compensation Committee in early 2023. Therefore, the grant date and the fair value for these 2022 Home PSUs were established and the associated expense is being recognized over the remaining service period.

The 2024 target for the 2023 Home PSUs is expected to be determined and approved by the Compensation Committee in late 2023 or early 2024. Given such target has not yet been established, the grant date for these 2023 Home PSUs will only be established when the Compensation Committee approves and the Company communicates the target to the award recipients, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period. Therefore, no expense is expected to be recognized for these 2023 Home PSUs until the grant date is established.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in the accompanying condensed statements of operations (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cost of revenue	$358	$93
Research and development	2,615	1,158
Sales and marketing	2,598	1,706
General and administrative	2,967	2,049
Total stock-based compensation expense	$8,538	$5,006

9. Income Taxes

For each of the three months ended March 31, 2023 and 2022, the Company incurred an income tax provision of an insignificant amount, which primarily related to foreign income taxes related to the Company’s Mexico operations. The U.S. federal and state net deferred tax assets have been fully offset by a valuation allowance, as the Company believes it is not more likely than not that the deferred tax assets will be realized.

10. Net Loss Per Share

The following outstanding potentially dilutive shares were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options to purchase common stock	2,427	3,162
Restricted stock units	2,645	1,390
Performance stock units	101	74
Shares committed under ESPP	22	43
Warrant to purchase common stock	63	63
Total	5,258	4,732

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes and other financial information included elsewhere in this Quarterly Report, as well as our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report. As used in this Quarterly Report, references to the “Company,” “we,” “us,” “our,” or similar terms refer to Outset Medical, Inc.

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

We primarily sell our solutions through our direct sales organization, which covers most major metropolitan markets in the United States. Our sales organization is comprised of our capital sales team, responsible for generating new customer demand for Tablo, and our clinical sales team, responsible for driving utilization and fleet expansion of Tablo consoles at existing customer sites. In addition, our field service team provides maintenance services and product support to Tablo customers. Our field sales and service teams represent 46% of our total full-time employees as of March 31, 2023. The same sales organization and field service team drive Tablo penetration in both the acute and home markets. We believe the ability to leverage one team to serve both markets will result in significant productivity and cost optimization as we continue to scale our business.

We generate revenue primarily from the initial sale of Tablo consoles, and recurring sales of consumables, including the Tablo cartridge, which generates significant total revenue over the life of the console. We generate additional recurring revenue via annual service contracts and shipping and handling charged to customers. Our total revenue was $33.5 million and $30.6 million for the three months ended March 31, 2023 and 2022, respectively.

Historically, we have financed our operations and capital expenditures primarily through sales of redeemable convertible preferred stock and common stock, revenue from sales, and debt financing. Since our inception, we have incurred net losses in each year. For the three months ended March 31, 2023 and 2022, we incurred net losses of $44.0 million and $36.9 million, respectively. As of March 31, 2023, we had an accumulated deficit of $832.9 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term.

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

Gross Margin

We are continuing to execute a well-defined strategy designed to expand gross margins. First, during 2021, we fully insourced console manufacturing at our own manufacturing facility in Tijuana, Mexico which we operate in collaboration with our outsourced business administration service provider, TACNA Services (TACNA). Second, during 2022, we moved production of a majority of Tablo cartridges from our contract manufacturer in Southeast Asia to a contract manufacturer in Mexico, which helped us achieve cost reductions through lower freight costs and mitigate against global supply chain challenges. Recently, we initiated production of Tablo cartridges in-house at our manufacturing facility in Mexico which we operate in collaboration with TACNA in an effort to help further our long-term gross margin expansion and supply continuity strategies and improve the flexibility of our operations. Third, we will continue to use our design, engineering and manufacturing capabilities to help further advance and improve the efficiency of our manufacturing processes and lower our costs of production. Fourth, we will continue to utilize our cloud-based data system, as well as enhanced product performance, to help drive down the cost of service. Our ability to grow our business will depend in part on these and other measures to control the costs of our products being successful. Likewise, it will be important that we effectively manage the costs of generating our service revenue.

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

In 2022, we launched a pilot clinical and administrative services program designed to help bridge our healthcare provider customers, particularly those challenged by staffing shortages, as they transition from using an outsourced inpatient dialysis provider to offering on-site inpatient dialysis services on their own. In return for a fair market value service fee, we assign members of our own employed nurses on a temporary basis to support participating providers to launch and manage an inpatient dialysis program using Tablo and, as full-time staff is hired, to help train and onboard those nurses. This pilot program is in its early stages and may not be successful in achieving the objectives we intend and anticipate and ultimately, it may fail to meet our customers’ expectations, any of which could harm our reputation and customer relationships. In addition, the program may not generate sufficient returns to justify our investment, or may result in unanticipated costs, which could adversely impact our operating margins and results of operations.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Product revenue	$27,779	$25,664
Service and other revenue	5,688	4,886
Total revenue	33,467	30,550
Cost of revenue:
Cost of product revenue	20,817	23,110
Cost of service and other revenue	6,222	2,998
Total cost of revenue	27,039	26,108
Gross profit	6,428	4,442
Operating expenses:
Research and development	13,793	10,831
Sales and marketing	24,333	20,377
General and administrative	11,787	9,709
Total operating expenses	49,913	40,917
Loss from operations	(43,485)	(36,475)
Interest income and other income, net	2,648	120
Interest expense	(2,942)	(422)
Loss before provision for income taxes	(43,779)	(36,777)
Provision for income taxes	192	115
Net loss	$(43,971)	$(36,892)

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Revenue:
Product revenue	$27,779	$25,664	$2,115	8%
Service and other revenue	5,688	4,886	802	16%
Total revenue	$33,467	$30,550	2,917	10%

Product revenue increased by $2.1 million or 8% for the three months ended March 31, 2023 as compared to the same period in the prior year. This increase was driven by a $1.3 million increase in consumables revenue due to the growth in our console installed base and a $0.8 million increase in consoles revenue.

Service and other revenue increased by $0.8 million or 16% for the three months ended March 31, 2023 as compared to the same period in the prior year. This increase was primarily due to services associated with the growth in our console installed base, which was partially offset by the expiration of certain lease agreements.

Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Gross profit and gross margin:
Gross profit	6,428	4,442	1,986	45%
Gross margin	19.2%	14.5%

Gross profit increased by $2.0 million or 45% for the three months ended March 31, 2023 as compared to the same period in the prior year. Gross margin improved by 4.7 percentage points for the three months ended March 31, 2023, as compared to the same period in the prior year. This improvement in gross profit and gross margin was primarily driven by a higher average selling price for consoles and the impact of cost reduction activities. Such improvement was partially offset by lower service gross margin mainly due to the expiration of certain lease agreements.

Operating Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Operating expenses:
Research and development	$13,793	$10,831	$2,962	27%
Sales and marketing	24,333	20,377	3,956	19%
General and administrative	11,787	9,709	2,078	21%
Total operating expenses	$49,913	$40,917	8,996	22%

Research and development expenses increased by $3.0 million or 27% for the three months ended March 31, 2023, as compared to the same period in the prior year. This increase was primarily due to higher headcount, resulting in increased fixed and share-based compensation expense, increased supplies and materials costs, and increased infrastructure costs, partially offset by lower consulting expenses.

Sales and marketing expenses increased by $4.0 million or 19% for the three months ended March 31, 2023 as compared to the same period in the prior year. The increase was primarily driven by increased fixed and share-based compensation expense, higher freight expense, increased travel expense due to the timing of annual sales and service meetings which occurred in the first quarter of current year, and increased infrastructure costs to support our growth.

General and administrative expenses increased by $2.1 million or 21% for the three months ended March 31, 2023 as compared to the same period in the prior year. The increase was primarily driven by increased fixed and share-based compensation expense, infrastructure costs, and consulting expenses.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Other income (expenses), net:
Interest income and other income, net	$2,648	$120	$2,528	2,107%
Interest expense	(2,942)	(422)	(2,520)	597%
Total other expenses, net	$(294)	$(302)	8	(3)%

The increase in interest income and other income, net for the three months ended March 31, 2023 as compared to the same period in the prior year was driven by higher interest rates and a higher average short-term investments balance in 2023.

The increase in interest expense for the three months ended March 31, 2023 was due to the higher interest expense and outstanding balance under the SLR Term Loan Facility in 2023 as compared to the lower interest expense and outstanding balance under the SVB Term Loan in 2022.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $249.2 million, which are available to fund future operations, and restricted cash of $3.3 million, for a total cash, cash equivalents, restricted cash and short-term investments balance of $252.5 million.

Since our inception, we have incurred net losses and negative cash flows from operations. To date, we have financed our operations and capital expenditures primarily through sales of redeemable convertible preferred stock and common stock, revenue from sales, debt financing, and proceeds from employee exercise of stock options and ESPP purchases.

We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while we make investments to support our anticipated growth. We may raise additional capital through the issuance of additional equity financing, debt financing, including through refinancing our existing debt, or other sources. If this financing is not available to us at adequate levels or on acceptable terms, we may need to reevaluate our operating plans. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. We are subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We believe that our existing cash, cash equivalents and short-term investments, cash generated from sales, and proceeds received and currently available from the recent debt financing described in Note 7 of the accompanying condensed financial statements above, will be sufficient to meet our anticipated needs for at least the next 12 months from the issuance date of this Quarterly Report.

Cash Flows Summary

The following table summarizes the cash flows for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(44,756)	$(38,335)
Investing activities	2,643	(33,390)
Financing activities	5,277	3,723
Net decrease in cash, cash equivalents and restricted cash	$(36,836)	$(68,002)

Operating Activities

The net cash used in operating activities of $44.8 million for the three months ended March 31, 2023 was due to a net loss of $44.0 million, the amortization of premiums on investments of $1.6 million and a net cash outflow from the change in our operating assets and liabilities of $10.8 million, which were adjusted by stock-based compensation expense of $8.5 million, depreciation and amortization of $1.4 million, provision for inventories of $0.9 million, non-cash interest expense of $0.5 million, and non-cash lease expense of $0.3 million. The net cash outflow from operating assets and liabilities was primarily driven by a decrease in accrued compensation and related benefits primarily due to payments of 2022 annual bonus, an increase in accounts receivable resulting from the timing of collection, and a decrease in accrued expenses and other current liabilities due to timing of vendor payments. The net cash outflow from operating assets and liabilities was partially offset by a decrease in inventories as a result of the timing of inventory purchases, and a decrease in accounts payable due to timing of vendor payments.

Investing Activities

The net cash provided by investing activities of $2.6 million for the three months ended March 31, 2023 was due to the maturities of short-term investment securities of $71.6 million, which was partially offset by the purchases of short-term investment securities of $68.1 million and the purchases of property and equipment of $0.8 million.

Financing Activities

The net cash provided by financing activities of $5.3 million for the three months ended March 31, 2023 was due to the proceeds from employee exercises of stock options and ESPP purchases.

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

There have been no new or significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report.

Recoupment Policy

In April 2023, we adopted a recoupment (or “clawback”) policy that applies to incentive compensation paid to current and certain former executive officers that was based on incorrect financial performance measures. Under the policy, if we are required to prepare an accounting restatement due to the material noncompliance of any financial reporting requirement under applicable securities laws, the Compensation Committee of our Board of Directors is required to cause us to recoup from each executive officer who was employed during the three preceding fiscal years the excess of the incentive compensation received by the executive officer during such three-year period, based on the erroneous financial information, over the incentive compensation that would have been received by the executive if it had been calculated based on the restated financial information. The policy is intended to comply with the requirements of Securities and Exchange Commission rules and Nasdaq Stock Market (Nasdaq) listing standards implementing Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and will be amended to the extent required to reflect the final Nasdaq listing standards once they are issued.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks related to interest rate and foreign currency exchange rates are described in Part II Item 7A of our 2022 Annual Report. Our exposure to market risks has not changed materially since December 31, 2022.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report, which could materially affect our business, financial position, or future results of operations. There have been no material changes to the risk factors described in our 2022 Annual Report. The risks described in our 2022 Annual Report are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also arise and materially impact our business. If any of these risks occur, our business, results of operations and financial condition could be materially and adversely affected and the trading price of our common stock could decline.

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

Outset Medical, Inc.

Date: May 3, 2023	By:	/s/ Leslie Trigg
Leslie Trigg
President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2023	By:	/s/ Nabeel Ahmed
Nabeel Ahmed
Chief Financial Officer (Principal Financial and Accounting Officer)