Form 10-Q
period 2023-06-30
Outset Medical, Inc.
filed 2023-08-03
CIK 1484612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 26, 2023, the registrant had 49,790,212 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Outset Medical, Inc.

Condensed Balance Sheets

(in thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,388	$73,222
Short-term investments	186,403	214,280
Accounts receivable, net	36,902	28,070
Inventories	44,495	51,476
Prepaid expenses and other current assets	5,216	6,597
Total current assets	309,404	373,645
Restricted cash	3,329	3,311
Property and equipment, net	14,539	15,876
Operating lease right-of-use assets	6,042	6,117
Other assets	1,128	1,166
Total assets	$334,442	$400,115
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,217	$603
Accrued compensation and related benefits	17,461	21,519
Accrued expenses and other current liabilities	12,650	16,227
Accrued warranty liability	4,168	3,620
Deferred revenue, current	10,854	8,662
Operating lease liabilities, current	1,474	1,318
Total current liabilities	48,824	51,949
Accrued interest	484	113
Deferred revenue	89	151
Operating lease liabilities	5,308	5,576
Term loan	96,629	96,336
Total liabilities	151,334	154,125
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, and no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 300,000 shares authorized as of June 30, 2023 and December 31, 2022; 49,629 and 48,465 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	50	48
Additional paid-in capital	1,060,418	1,035,456
Accumulated other comprehensive loss	(393)	(564)
Accumulated deficit	(876,967)	(788,950)
Total stockholders' equity	183,108	245,990
Total liabilities and stockholders' equity	$334,442	$400,115

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$29,330	$19,621	$57,109	$45,285
Service and other revenue	6,710	5,436	12,398	10,322
Total revenue	36,040	25,057	69,507	55,607
Cost of revenue:
Cost of product revenue	22,212	17,718	43,029	40,828
Cost of service and other revenue	6,125	3,557	12,347	6,555
Total cost of revenue	28,337	21,275	55,376	47,383
Gross profit	7,703	3,782	14,131	8,224
Operating expenses:
Research and development	14,906	13,521	28,699	24,352
Sales and marketing	24,985	23,198	49,318	43,575
General and administrative	11,290	10,784	23,077	20,493
Total operating expenses	51,181	47,503	101,094	88,420
Loss from operations	(43,478)	(43,721)	(86,963)	(80,196)
Interest income and other income, net	2,668	459	5,316	579
Interest expense	(3,103)	(481)	(6,045)	(903)
Loss before provision for income taxes	(43,913)	(43,743)	(87,692)	(80,520)
Provision for income taxes	133	96	325	211
Net loss	$(44,046)	$(43,839)	$(88,017)	$(80,731)

Net loss per share, basic and diluted	$(0.90)	$(0.92)	$(1.79)	$(1.69)
Shares used in computing net loss per share, basic and diluted	48,951	47,882	49,085	47,686

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(44,046)	$(43,839)	$(88,017)	$(80,731)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(280)	(306)	171	(771)
Comprehensive loss	$(44,326)	$(44,145)	$(87,846)	$(81,502)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	48,465	$48	$1,035,456	$(564)	$(788,950)	$245,990
Issuance of common stock through employee stock purchase plan	307	1	4,593	—	—	4,594
Issuance of common stock for settlement of RSUs	282	—	—	—	—	—
Stock option exercises	162	—	684	—	—	684
Stock-based compensation expense	—	—	8,538	—	—	8,538
Unrealized gain on available-for-sale securities	—	—	—	451	—	451
Net loss	—	—	—	—	(43,971)	(43,971)
Balance as of March 31, 2023	49,216	$49	$1,049,271	$(113)	$(832,921)	$216,286
Issuance of common stock for settlement of RSUs	165	—	—	—	—	—
Stock option exercises	248	1	1,042	—	—	1,043
Stock-based compensation expense	—	—	10,105	—	—	10,105
Unrealized loss on available-for-sale securities	—	—	—	(280)	—	(280)
Net loss	—	—	—	—	(44,046)	(44,046)
Balance as of June 30, 2023	49,629	$50	$1,060,418	$(393)	$(876,967)	$183,108

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

Outset Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(88,017)	$(80,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,643	12,420
Depreciation and amortization	2,898	2,586
Non-cash lease expense	603	544
Non-cash interest expense	914	282
Accretion (amortization) of discount (premium) on investments, net	(3,353)	1,035
Provision for inventories	868	808
Other non-cash items	180	29
Changes in operating assets and liabilities:
Accounts receivable	(8,919)	964
Inventories	6,114	(15,311)
Prepaid expenses and other assets	1,196	70
Accounts payable	1,682	684
Accrued compensation and related benefits	(4,058)	(9,153)
Accrued expenses and other current liabilities	(3,720)	8,366
Accrued warranty liability	547	(260)
Deferred revenue	2,130	1,305
Operating lease liabilities	(640)	(548)
Net cash used in operating activities	(72,932)	(76,910)
Cash flows from investing activities:
Purchases of property and equipment	(1,605)	(3,475)
Purchases of investment securities	(97,849)	(133,015)
Maturities of investment securities	129,250	101,784
Net cash provided by (used in) investing activities	29,796	(34,706)
Cash flows from financing activities:
Proceeds from stock option exercises and employee stock purchase plan purchases	6,320	4,765
Net cash provided by financing activities	6,320	4,765
Net decrease in cash, cash equivalents and restricted cash	(36,816)	(106,851)
Cash, cash equivalents and restricted cash as of beginning of period	76,533	215,659
Cash, cash equivalents and restricted cash as of end of period	$39,717	$108,808

Supplemental cash flow disclosures:
Cash paid for income taxes	$311	$283
Cash paid for interest	$5,131	$621
Cash paid for amounts included in the measurement of operating lease liabilities	$640	$548
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$216	$1,613
Right-of-use assets obtained in exchange for operating lease liabilities	$528	$—

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

Liquidity

Since inception, the Company has incurred net losses and negative cash flows from operations. During the six months ended June 30, 2023 and 2022, the Company incurred a net loss of $88.0 million and $80.7 million, respectively. As of June 30, 2023, the Company had an accumulated deficit of $877.0 million.

As of June 30, 2023, the Company had cash, cash equivalents, and short-term investments of $222.8 million, which are available to fund future operations, and restricted cash of $3.3 million, for a total cash, cash equivalents, restricted cash, and short-term investments balance of $226.1 million. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. Management believes that the Company’s existing cash, cash equivalents, short-term investments, cash generated from sales, and proceeds received and currently available from the debt financing described in Note 7, will be sufficient to meet its anticipated needs for at least the next 12 months from the issuance date of the accompanying condensed financial statements.

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, that are necessary for the fair statement of the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three- and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations to be anticipated for any other future annual or interim period. The condensed balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date.

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

Credit Losses

Accounts receivable. The allowance for doubtful accounts is based on the Company’s assessment of the Company’s best estimate of the amount of credit losses in customer accounts. The Company regularly reviews the allowance by considering factors such as existing contractual payment terms, historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts was not significant as of June 30, 2023 and December 31, 2022.

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

3. Revenue and Deferred Revenue

Disaggregation of Revenue

Revenue by source consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consoles	$19,684	$13,228	$38,547	$31,279
Consumables	9,646	6,393	18,562	14,006
Total product revenue	29,330	19,621	57,109	45,285
Service and other revenue	6,710	5,436	12,398	10,322
Total revenue	$36,040	$25,057	$69,507	$55,607

For the three and six months ended June 30, 2023, $0.1 million and $0.2 million of consoles revenue were from console operating lease arrangements, compared to $0.7 million and $1.4 million for the three and six months ended June 30, 2022.

Remaining Performance Obligations and Contract Liabilities

As of June 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer service contracts that are unsatisfied or partially unsatisfied was $11.0 million, which is recorded as deferred revenue on the Company’s condensed balance sheets. Of that amount, $10.9 million will be recognized as revenue during the next 12 months and $0.1 million thereafter.

The contract liabilities consist of deferred revenue which represents payments received in advance of revenue recognition. Revenue under these agreements is recognized over the related service period. During the three and six months ended June 30, 2023, the Company recognized $2.4 million and $6.2 million of previously deferred revenue.

4. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		June 30, 2023
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$26,535	$—	$—	$26,535
U.S. Treasury securities	Level 1	2,998	1	—	2,999
Short-term investments:
U.S. Treasury securities	Level 1	89,475	—	(242)	89,233
U.S. government-sponsored enterprises debt securities	Level 2	53,110	10	(158)	52,962
Corporate debt	Level 2	4,450	—	(4)	4,446
Commercial paper	Level 2	39,762	—	—	39,762
Total cash equivalents and short-term investments		$216,330	$11	$(404)	$215,937

		December 31, 2022
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$42,834	$—	$—	$42,834
U.S. government-sponsored enterprises debt securities	Level 2	7,965	—	—	7,965
Short-term investments:
U.S. Treasury securities	Level 1	133,473	9	(447)	133,035
U.S. government-sponsored enterprises debt securities	Level 2	26,404	42	(14)	26,432
Corporate debt	Level 2	29,831	—	(154)	29,677
Commercial paper	Level 2	25,136	—	—	25,136
Total cash equivalents and short-term investments		$265,643	$51	$(615)	$265,079

As of June 30, 2023, the remaining contractual maturities for available-for-sale securities were one month to fourteen months.

The following tables present the breakdown of the available-for-sale debt securities with unrealized losses as of June 30, 2023, and December 31, 2022 (in thousands):

	June 30, 2023
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$86,246	$(242)	$—	$—	$86,246	$(242)
U.S. government-sponsored enterprises	48,126	(158)	—	—	48,126	(158)
Corporate debt	2,945	(3)	1,499	(1)	4,444	(4)
Total	$137,317	$(403)	$1,499	$(1)	$138,816	$(404)

	December 31, 2022
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$95,499	$(343)	$12,895	$(103)	$108,394	$(446)
U.S. government-sponsored enterprises	16,464	(14)	—	—	16,464	(14)
Corporate debt	21,480	(142)	8,196	(13)	29,676	(155)
Total	$133,443	$(499)	$21,091	$(116)	$154,534	$(615)

The unrealized losses on the Company’s available-for-sale debt securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. As of June 30, 2023, the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Additional factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security. For the three and six months ended June 30, 2023 and 2022, the Company did not recognize credit loss related to available-for-sales debt securities.

5. Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

As of June 30, 2023 and December 31, 2022, the restricted cash balance of $3.3 million, respectively, was related to collateral for the Company’s building leases in San Jose, CA and Tijuana, Mexico.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sum to the total of the amounts shown in the accompanying condensed statements of cash flows (in thousands):

	June 30,
	2023	2022
Cash and cash equivalents	$36,388	$75,497
Restricted cash	3,329	33,311
Total cash, cash equivalents and restricted cash	$39,717	$108,808

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$20,771	$20,623
Work in process	11,062	9,086
Finished goods	12,662	21,767
Total inventories	$44,495	$51,476

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Inventory	$3,404	$5,585
Research and development expenses	868	908
Professional services	1,345	1,261
Customer rebates	2,126	1,364
Other	4,907	7,109
Total accrued expenses and other current liabilities	$12,650	$16,227

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

7. Term Loan

Term loan consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Principal of term loan	$100,000	$100,000
Unamortized debt discount	(3,371)	(3,664)
Term loan, noncurrent	$96,629	$96,336

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

The maximum amount the Company is permitted to borrow under the SLR Credit Facilities is subject to certain overall borrowing limitations. The Company is permitted to borrow up to $200.0 million under the SLR Credit Facilities on the Closing Date. If the Company achieves a certain net revenue milestone, calculated on a trailing six-month basis (First Revenue Milestone), on or before June 30, 2024 and the Additional Tranche (as defined below) under the SLR Revolver has been approved, the Company will be permitted to borrow up to $250.0 million under the SLR Credit Facilities. If the Company achieves a subsequent additional net revenue milestone, calculated on a trailing six-month basis (Second Revenue Milestone), on or before June 30, 2025 and obtains lenders’credit approval, the Company will be permitted to borrow up to $300.0 million under the SLR Credit Facilities.

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

Any principal amount outstanding under the Term Loans will accrue interest at a rate per annum equal to one-month term Secured Overnight Financing Rate (term SOFR) (subject to a 2.75% floor), plus 5.15% (10.29% as of June 30, 2023), payable monthly in arrears. The Company is permitted to make interest-only payments on the Term Loans through November 30, 2026, which may be extended at the Company’s option to May 31, 2027; provided that the Company meets the First Revenue Milestone. Any principal amounts outstanding under the Term Loans, if not repaid sooner, are due and payable on November 1, 2027 (the Maturity Date). The Company is obligated to pay Agent (i) a non-refundable facility fee in the amount of $750,000 in respect of the Term A Loan, (ii) a non-refundable facility fee in the amount of $750,000 in respect of the Term B Loan(s), to be due and payable upon the earliest to occur of (a) the funding of the first Term B Loan, (b) December 20, 2023 and (c) the prepayment of the Term Loans and (iii) a non-refundable facility fee in the amount of $375,000 in respect of the Term C Loan, to be due and payable upon the earliest to occur of (a) the funding of the first Term C Loan, (b) one day prior to the Maturity Date and (c) the prepayment of the Term Loans. In addition, the Company is obligated to pay a final fee equal to 4.75% of the aggregate amount of the Term Loans funded, such final fee to be due and payable upon the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the Term Loans and (iii) the prepayment of the Term Loans. The Company may voluntarily prepay the outstanding Term Loans, subject to a prepayment premium of (i) 3.0% of the principal amount of the Term Loan, if prepaid prior to or on the first anniversary of the Closing Date, (ii) 2.0% of the principal amount of the Term Loan, if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, or (iii) 1.0% of the principal amount of the Term Loan if prepaid after the second anniversary of the Closing Date and prior to the Maturity Date.

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

8. Equity Incentive Plan

Equity Incentive Plans

As of June 30, 2023, 4,808,000 shares were reserved for future issuance under the 2020 Equity Incentive Plan (2020 Plan).

Employee Share Purchase Plan (ESPP)

As of June 30, 2023, 1,456,000 shares of common stock were reserved for issuance in connection with the current and future offering periods under the ESPP.

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

In 2022, the Company issued a mix of 50% PSUs and 50% RSUs to its CEO, and a mix of 20% PSUs and 80% RSUs to its other executive officers and certain other senior leaders. These PSUs are earned and vest over performance and vesting periods extending through 2024 based on achievement against two metrics: (1) an operational metric tied to the number of patients treating at home on Tablo as of the end of 2023, with 50% of earned units vesting after certification of the achievement level following the end of 2023 and the remaining 50% of earned units vesting at the end of 2024 (performance-based vesting conditions, referred to as the 2022 Home PSUs) and (2) the Company’s relative total stockholder return (relative TSR) over a two-year performance period as compared to companies in a pre-determined index of medical device companies, with 100% of earned units vesting at the end of 2024 (market-based vesting conditions, referred to as the 2022 Relative TSR PSUs). In 2023, the Company issued additional PSUs (2023 Home PSUs and 2023 Relative TSR PSUs) and RSUs to its CEO, other executive officers and certain other senior leaders under terms that are substantially the same except that the performance and vesting periods extend through 2025.

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

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in the accompanying condensed statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of revenue	$403	$190	$761	$283
Research and development	2,824	1,808	5,439	2,966
Sales and marketing	3,545	2,864	6,143	4,570
General and administrative	3,333	2,552	6,300	4,601
Total stock-based compensation expense	$10,105	$7,414	$18,643	$12,420

9. Income Taxes

For each of the three and six months ended June 30, 2023 and 2022, the Company incurred an income tax provision of an insignificant amount, which primarily related to foreign income taxes related to the Company’s Mexico operations. The U.S. federal and state net deferred tax assets have been fully offset by a valuation allowance, as the Company believes it is not more likely than not that the deferred tax assets will be realized.

10. Net Loss Per Share

The following outstanding potentially dilutive shares were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock options to purchase common stock	2,162	2,900	2,162	2,900
Restricted stock units	2,707	1,513	2,707	1,513
Performance stock units	107	31	107	31
Shares committed under ESPP	65	101	65	101
Warrant to purchase common stock	63	63	63	63
Total	5,104	4,608	5,104	4,608

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

We have generated meaningful evidence to demonstrate that providers can realize significant operational efficiencies, including reducing the cost of their dialysis programs by up to 80% in the intensive care unit. In addition, Tablo has been shown to deliver robust clinical care. In studies and surveys, we have conducted, patients have reported quality of life benefits on Tablo compared to other dialysis machines. We believe Tablo empowers patients, who have traditionally been passive recipients of care, to regain agency and ownership of their treatment.

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

On July 6, 2023, we received a warning letter (the “Warning Letter”) from the FDA that raised two observations. The first observation asserts that certain content reviewed by the FDA and found on our website promotes continuous renal replacement therapy (CRRT), a modality outside of the current indications for the Tablo Hemodialysis System. The second observation asserts that TabloCart with Prefiltration requires prior 510(k) clearance for marketing authorization. TabloCart with Prefiltration is an accessory to the Tablo System launched in the third quarter of 2022. We timely submitted a response to the FDA in late July 2023. As communicated in our response, we believe we have taken or committed to take appropriate measures to resolve the matters raised in the Warning Letter. We believe the concern raised by the first observation regarding CRRT promotion has been effectively addressed through labeling and promotional changes that have already been completed. With regard to the second observation, we have agreed to submit a 510(k) application for TabloCart with Prefiltration. Although we evaluated TabloCart with Prefiltration prior to marketing and distributing the product and concluded that no marketing authorization was necessary, we have paused distribution of TabloCart with Prefiltration pending the FDA’s review and clearance of the 510(k) application we plan to submit. We have not identified any safety issues with TabloCart with Prefiltration. While we remain committed to fully cooperating with the FDA to expeditiously and completely resolve the Warning Letter, we cannot guarantee that the FDA will be satisfied with our response or the remedial measures we have taken or committed to take, nor can we give any assurances as to the timing of the resolution of such matters, including the clearance of the 510(k) application and our resumption of distribution of TabloCart with Prefiltration.

We primarily sell our solutions through our direct sales organization, which covers most major metropolitan markets in the United States. Our sales organization is comprised of our capital sales team, responsible for generating new customer demand for Tablo, and our clinical sales team, responsible for driving utilization and fleet expansion of Tablo consoles at existing customer sites. In addition, our field service team provides maintenance services and product support to Tablo customers. Our field sales and service teams represent 46% of our total full-time employees as of June 30, 2023. The same sales organization and field service team drive Tablo penetration in both the acute and home markets. We believe the ability to leverage one team to serve both markets will result in significant productivity and cost optimization as we continue to scale our business.

We generate revenue primarily from the initial sale of Tablo consoles and recurring sales of consumables, including the Tablo cartridges, which generates significant total revenue over the life of the console. We generate additional recurring revenue via annual service contracts and shipping and handling charged to customers. Our total revenue was $36.0 million and $25.1 million for the three months ended June 30, 2023 and 2022, respectively, and $69.5 million and $55.6 million for the six months ended June 30, 2023 and 2022, respectively.

Historically, we have financed our operations and capital expenditures primarily through sales of redeemable convertible preferred stock and common stock, revenue from sales, and debt financing. Since our inception, we have incurred net losses in each year. For the three months ended June 30, 2023 and 2022, we incurred net losses of $44.0 million and $43.8 million, respectively, and for the six months ended June 30, 2023 and 2022, we incurred net losses of $88.0 million and $80.7 million, respectively. As of June 30, 2023, we had an accumulated deficit of $877.0 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term.

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

Expansion of Tablo within the Home Setting

We believe that a significant growth opportunity exists within the home hemodialysis market. We are partnering with innovative dialysis clinic providers and health systems who are motivated to grow their home hemodialysis population, and who share our vision of creating a seamless and supported transition to the home. We are also investing in market development over the longer term to expand the home hemodialysis market itself. The expansion of the home hemodialysis market and our ability to penetrate this market will be an important factor in driving the future growth of our business. In addition, the success of our efforts to expand within the home market, help grow new home programs and increase our revenue generated from home-based dialysis on the timeline that we anticipate will depend on several factors. These factors include our ability to further evolve our commercial infrastructure and sales processes as we scale our business in the home market.

Gross Margin

We are continuing to execute a well-defined strategy designed to expand gross margins. First, during 2021, we fully insourced console manufacturing at our own manufacturing facility in Tijuana, Mexico which we operate in collaboration with our outsourced business administration service provider, TACNA Services (TACNA). Second, during 2022, we moved production of a majority of Tablo cartridges from our contract manufacturer in Southeast Asia to a contract manufacturer in Mexico, which helped us achieve cost reductions through lower freight costs and mitigate against global supply chain challenges. At the end of 2022, we initiated production of Tablo cartridges in-house at our manufacturing facility in Mexico which we operate in collaboration with TACNA in an effort to help further our long-term gross margin expansion and supply continuity strategies and improve the flexibility of our operations. Third, we will continue to use our design, engineering and manufacturing capabilities to help further advance and improve the efficiency of our manufacturing processes and lower our costs of production. Fourth, we will continue to utilize our cloud-based data system, as well as enhanced product performance, to help drive down the cost of service. Our ability to grow our business will depend in part on our ability to control the average selling prices of our products and services, including by selling higher-margin hardware and software accessories and consumables. In addition, our gross margin will further depend on the aforementioned and other measures to control the costs of our products. Likewise, it will be important that we effectively manage the costs of generating our service revenue.

Impacts of Macroeconomic Factors

Global macroeconomic conditions, including global supply chain disruptions, inflationary pressures, rising interest rates, increased labor costs and labor shortages, may impact our business and results of operations, and those of our customers, manufacturing partners and suppliers. As the duration and severity of these macroeconomic conditions remain uncertain and depend on various factors, we cannot predict what effects these macroeconomic conditions will ultimately have on our business and results of operations, on our customers, or on our suppliers.

We have worked closely with our manufacturing partners and suppliers to enable us to source key components and maintain appropriate inventory levels to meet customer demand, and have not experienced material disruptions in our supply chain to date. However, macroeconomic factors such as rising inflation, increasing labor costs, and surges and shifts in consumer demand, continue to disrupt the operations of certain of our third-party suppliers, resulting, in some cases, in increased lead times and higher component costs. In addition, we faced increased supply chain constraints during late 2021, notably with the transportation of Tablo cartridges from our contract manufacturing partner in Southeast Asia. As a result, we faced increased transportation and related costs associated with delivering adequate supply of Tablo treatments to our customers. During the first half of 2023, we have seen moderation in these costs. Moreover, we believe that transitioning production of a majority of Tablo cartridges during 2022 to a Mexico-based manufacturer helped us achieve cost reductions through lower freight costs, and that our efforts to initiate production of cartridges in-house at our manufacturing facility in Mexico at the end of 2022 will help further our long-term gross margin expansion and supply continuity strategies and improve the flexibility of our operations. However, there is no assurance that we will not continue to face supply chain constraints. Continued escalation of supply chain disruptions could negatively impact our ability to meet customer demand on a timely basis, result in customer dissatisfaction and adversely impact our operating margins and results of operations. Further, a sustained rise in material and freight costs could also unfavorably impact our operating margins and results of operations.

Moreover, healthcare providers (including our existing and prospective customers) are facing a nationwide shortage of qualified nurses and other clinical personnel due to long-term trends that were exacerbated by the recent COVID-19 pandemic. As competition for these healthcare professionals has intensified, providers are facing increased difficulties attracting and retaining skilled clinical personnel, resulting in increased costs, staffing shortages and other disruptions. These challenging labor market conditions in the healthcare industry have been heightened by the increased demand for, and demand upon, nurses and other staff. We believe Tablo offers automation and ease-of-use benefits over traditional machines that can enhance our existing and potential customers’ ability to support their patient populations despite staffing shortages. However, there is a risk that the increased costs and other disruptions caused by the shortage of dialysis nurses, technicians, other staff, and implementation resources could cause existing or prospective customers to delay continued investment in or adoption of new technologies and postpone purchasing decisions. For example, during 2022, our existing and potential customers faced increasing staffing shortages and increased labor costs, combined with economic pressures resulting from general economic and financial market conditions, primarily escalating inflation, tightening hospital operating budgets and increased scrutiny of capital purchase decisions, all of which generally have the effect of lengthening the average sales cycle and elongating the timing of installations. These factors negatively impacted our customer base on pipeline development and installation schedules, which, in turn, negatively impacted our bookings, delayed our shipments and adversely impacted our revenues for 2022. While we have seen stabilization in these challenging hospital staffing dynamics in the first half of 2023 as compared to the prior year, if our customers continue to face prolonged staffing shortages, volatility, uncertainty, rising costs and financial pressures, whether due to general macroeconomic conditions or otherwise, it could ultimately adversely impact our ability to expand existing customer relationships or attract new customers of Tablo, and have a material adverse effect on our bookings, revenues, results of operations, and, ultimately, our future growth and profitability.

In 2022, we launched a pilot clinical and administrative services program designed to help bridge our healthcare provider customers, particularly those challenged by staffing shortages, as they transition from using an outsourced inpatient dialysis provider to offering on-site inpatient dialysis services on their own. In return for a fair market value service fee, we assign members of our own employed nurses on a temporary basis to support participating providers to launch and manage an inpatient dialysis program using Tablo and, as full-time staff is hired, to help train and onboard those nurses. This pilot program is still in its relatively early stages and may not be successful in achieving the objectives we intend and anticipate and ultimately, it may fail to meet our customers’ expectations, any of which could harm our reputation and customer relationships. In addition, the program may not generate sufficient returns to justify our investment, or may result in unanticipated costs, which could adversely impact our operating margins and results of operations.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$29,330	$19,621	$57,109	$45,285
Service and other revenue	6,710	5,436	12,398	10,322
Total revenue	36,040	25,057	69,507	55,607
Cost of revenue:
Cost of product revenue	22,212	17,718	43,029	40,828
Cost of service and other revenue	6,125	3,557	12,347	6,555
Total cost of revenue	28,337	21,275	55,376	47,383
Gross profit	7,703	3,782	14,131	8,224
Operating expenses:
Research and development	14,906	13,521	28,699	24,352
Sales and marketing	24,985	23,198	49,318	43,575
General and administrative	11,290	10,784	23,077	20,493
Total operating expenses	51,181	47,503	101,094	88,420
Loss from operations	(43,478)	(43,721)	(86,963)	(80,196)
Interest income and other income, net	2,668	459	5,316	579
Interest expense	(3,103)	(481)	(6,045)	(903)
Loss before provision for income taxes	(43,913)	(43,743)	(87,692)	(80,520)
Provision for income taxes	133	96	325	211
Net loss	$(44,046)	$(43,839)	$(88,017)	$(80,731)

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Revenue:
Product revenue	$29,330	$19,621	$9,709	49%	$57,109	$45,285	$11,824	26%
Service and other revenue	6,710	5,436	1,274	23%	12,398	10,322	2,076	20%
Total revenue	$36,040	$25,057	10,983	44%	$69,507	$55,607	13,900	25%

Product revenue increased by $9.7 million or 49% for the three months ended June 30, 2023 as compared to the same period in the prior year. This increase was driven by a $6.5 million increase in console revenue and a $3.2 million increase in consumables revenue due to growth in our console installed base.

Product revenue increased by $11.8 million, or 26% for the six months ended June 30, 2023 as compared to the same period in the prior year. This increase was driven by a $7.3 million increase in console revenue and a $4.5 million increase in consumables revenue attributable to growth in our console installed base.

Service and other revenue increased for the three and six months ended June 30, 2023 as compared to the same period in the prior year. The increase was primarily due to services associated with the growth in our console installed base, which was partially offset by the expiration of certain lease agreements.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Gross profit and gross margin:
Gross profit	7,703	3,782	3,921	104%	$14,131	$8,224	$5,907	72%
Gross margin	21.4%	15.1%			20.3%	14.8%

Gross profit increased by $3.9 million or 104% for the three months ended June 30, 2023 as compared to the same period in the prior year. Gross margin improved by 6.3 percentage points for the three months ended June 30, 2023 as compared to the same period in the prior year. The improvements in gross profit and gross margin were primarily driven by the impact of cost reduction activities for consoles. Such improvement was partially offset by lower service gross margin mainly due to the expiration of certain lease agreements.

Gross profit increased by $5.9 million or 72% for the six months ended June 30, 2023 as compared to the same period in the prior year. Gross margin improved by 5.5 percentage points for the six months ended June 30, 2023 as compared to the same period in the prior year. The improvements in gross profit and gross margin were primarily driven by the impact of cost reduction activities and a higher average selling price for consoles. Such improvement was partially offset by lower service gross margin mainly due to the expiration of certain lease agreements.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Operating expenses:
Research and development	$14,906	$13,521	$1,385	10%	$28,699	$24,352	$4,347	18%
Sales and marketing	24,985	23,198	1,787	8%	$49,318	$43,575	$5,743	13%
General and administrative	11,290	10,784	506	5%	23,077	20,493	2,584	13%
Total operating expenses	$51,181	$47,503	3,678	8%	$101,094	$88,420	12,674	14%

Research and development expenses increased for the three and six months ended June 30, 2023 as compared to the same period in the prior year. The increase was primarily due to higher headcount, resulting in increased fixed and share-based compensation expense, increased supplies and materials costs, and increased infrastructure costs, partially offset by lower consulting expenses.

Sales and marketing expenses increased by $1.8 million or 8% for the three months ended June 30, 2023 as compared to the same period in the prior year. The increase was primarily driven by higher commission expense due to an increase in sales, increased share-based compensation expense, and increased infrastructure costs to support our growth, partially offset by lower freight expense and lower consulting expenses.

Sales and marketing expenses increased by $5.7 million or 13% for the six months ended June 30, 2023 as compared to the same period in the prior year. The increase was primarily driven by the timing of national sales and service meetings, increased fixed and share-based compensation expense, higher commission expense due to an increase in sales, and increased infrastructure costs to support our growth, partially offset by lower consulting expenses.

General and administrative expenses increased by $0.5 million or 5% for the three months ended June 30, 2023 as compared to the same period in the prior year. The increase was primarily driven by increased share-based compensation expense, partially offset by a decrease in insurance expenses.

General and administrative expenses increased by $2.6 million or 13% for the six months ended June 30, 2023 as compared to the same period in the prior year. The increase was primarily driven by higher headcount, resulting in increased fixed and share-based compensation expense, higher consulting expenses, and higher infrastructure costs, partially offset by a decrease in insurance expenses.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Other income (expenses), net:
Interest income and other income, net	$2,668	$459	$2,209	481%	$5,316	$579	$4,737	818%
Interest expense	(3,103)	(481)	(2,622)	545%	(6,045)	(903)	(5,142)	569%
Total other expenses, net	$(435)	$(22)	(413)	1,877%	$(729)	$(324)	(405)	125%

The increase in interest income and other income, net for the three and six months ended June 30, 2023 as compared to the same periods in the prior year was driven by higher interest rates and a higher average short-term investments balance in 2023.

The increase in interest expense for the three and six months ended June 30, 2023 was due to the higher interest expense and outstanding balance under the SLR Term Loan Facility in 2023 as compared to the lower interest expense and outstanding balance under our prior term loan facility with Silicon Valley Bank in 2022.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $222.8 million, which are available to fund future operations, and restricted cash of $3.3 million, for a total cash, cash equivalents, restricted cash and short-term investments balance of $226.1 million.

Since our inception, we have incurred net losses and negative cash flows from operations. To date, we have financed our operations and capital expenditures primarily through sales of redeemable convertible preferred stock and common stock, revenue from sales, debt financing, and proceeds from employee exercise of stock options and ESPP purchases.

We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while we make investments to support our anticipated growth. We may raise additional capital through the issuance of additional equity financing, debt financing, including through refinancing our existing debt, or other sources. If this financing is not available to us at adequate levels or on acceptable terms, we may need to reevaluate our operating plans. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. We are subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We believe that our existing cash, cash equivalents and short-term investments, cash generated from sales, and proceeds received and currently available from the debt financing described in Note 7 of the accompanying condensed financial statements above, will be sufficient to meet our anticipated needs for at least the next 12 months from the issuance date of this Quarterly Report.

Cash Flows Summary

The following table summarizes the cash flows for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(72,932)	$(76,910)
Investing activities	29,796	(34,706)
Financing activities	6,320	4,765
Net decrease in cash, cash equivalents and restricted cash	$(36,816)	$(106,851)

Operating Activities

The net cash used in operating activities of $72.9 million for the six months ended June 30, 2023 was due to a net loss of $88.0 million, the amortization of premiums on investments of $3.4 million and a net cash outflow from the change in our operating assets and liabilities of $5.7 million, which were adjusted by stock-based compensation expense of $18.6 million, depreciation and amortization of $2.9 million, non-cash interest expense of $0.9 million, provision for inventories of $0.9 million, non-cash lease expense of $0.6 million and other non-cash items of $0.2 million. The net cash outflow from operating assets and liabilities was primarily driven by an increase in accounts receivable resulting from the timing of collection, a decrease in accrued compensation and related benefits, and a decrease in accrued expenses and other current liabilities due to timing of vendor payments. The net cash outflow from operating assets and liabilities was partially offset by a decrease in inventories as a result of the timing of inventory purchases and our effort to optimize working capital, an increase in deferred revenue due to growth in our business, a decrease in accounts payable due to timing of vendor payments, and a decrease in prepaid expenses and other assets.

Investing Activities

The net cash provided by investing activities of $29.8 million for the six months ended June 30, 2023 was due to the maturities of short-term investment securities of $129.3 million, which was partially offset by the purchases of short-term investment securities of $97.8 million and the purchases of property and equipment of $1.6 million.

Financing Activities

The net cash provided by financing activities of $6.3 million for the six months ended June 30, 2023 was due to the proceeds from employee exercises of stock options and ESPP purchases.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report, which could materially affect our business, financial position, or future results of operations. There have been no material changes to the risk factors described in our 2022 Annual Report, except as set forth below. The risks described in our 2022 Annual Report, as updated below, are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also arise and materially impact our business. If any of these risks occur, our business, results of operations and financial condition could be materially and adversely affected and the trading price of our common stock could decline.

We are subject to risks related to the warning letter we recently received from the FDA and the pause we recently implemented on the distribution of TabloCart with Prefiltration.

As previously disclosed in our 2022 Annual Report, the FDA issued an FDA Form-483 identifying four inspectional observations resulting from an FDA inspection of our San Jose, California facility that concluded on February 10, 2023. We provided our response plan to the FDA in March 2023, and have since completed the associated remediation workstreams to fully address these observations.

On July 6, 2023, we received a warning letter (the “Warning Letter”) from the FDA that raised two additional observations. The first observation asserts that certain content reviewed by the FDA and found on our website promotes CRRT, a modality outside of the current indications for the Tablo Hemodialysis System. The second observation asserts that TabloCart with Prefiltration requires prior 510(k) clearance for marketing authorization. TabloCart with Prefiltration is an accessory to the Tablo System launched in the third quarter of 2022.

We timely submitted a response to the FDA in late July 2023. As communicated in our response, we believe we have taken or committed to take appropriate measures to resolve the matters raised in the Warning Letter. We believe the concern raised by the first observation regarding CRRT promotion has been effectively addressed through labeling and promotional changes that have already been completed. With regard to the second observation, we have agreed to submit a 510(k) application for TabloCart with Prefiltration. Although we evaluated TabloCart with Prefiltration prior to marketing and distributing the product and concluded that no marketing authorization was necessary, we have paused distribution of TabloCart with Prefiltration pending the FDA’s review and clearance of the 510(k) application that we plan to submit.

While we remain committed to fully cooperating with the FDA to expeditiously and completely resolve the Warning Letter, we cannot guarantee that the FDA will be satisfied with our response or the remedial measures we have taken or committed to take, nor can we give any assurances as to the timing of the resolution of such matters. Failure to promptly and fully address the matters raised in the Warning Letter to the FDA’s satisfaction or to comply with FDA regulations in general could result in further regulatory and enforcement actions being initiated by the FDA. These actions may include, among other things, additional inspections, requirements to implement additional remedial measures, recommending or requiring that we cease manufacturing or producing TabloCart with Prefiltration or that we withdraw or recall the product from the marketplace, until clearance is obtained (which may not happen in a timely manner or at all), as well as product seizures, injunctions, civil monetary penalties, fines, or criminal prosecution. In addition, although we have paused distribution of TabloCart with Prefiltration pending the FDA’s review and clearance of the 510(k) application we plan to submit, the FDA could specifically mandate that we do so, which would result in the resumption of such distribution being outside of our sole control. Any such actions could materially and adversely disrupt and harm our business, reputation, financial condition, results of operations and future growth.

In addition, while we have committed to submitting a 510(k) application for TabloCart with Prefiltration, we cannot predict with certainty when the FDA will complete its review of our application, whether the FDA will ultimately grant clearance of our application, or when we will resume distribution of the product. Based on the results of the FDA’s review, we may be required to take additional actions, which may include making changes to the product, temporarily withdrawing or recalling TabloCart with Prefiltration until clearance is obtained (which may not happen in a timely manner or at all), and/or we may be subject to other enforcement actions or proceedings and litigation, any of which could materially and adversely disrupt and harm our business and future growth.

Moreover, even if we are able to expeditiously and definitively resolve the Warning Letter, we will incur incremental expenses relating to doing so, and we may experience related disruptions to our business, including reputational harm, customer uncertainty regarding the matters addressed in the Warning Letter and diversion of management’s time and attention. Furthermore, our business and operations may experience disruptions as a result of our pause on the distribution of TabloCart with Prefiltration, including reputational harm, adverse impacts on our bookings, backlog, revenue, and our ability to expand customer relationships or attract new customers, as well as reduced demand for TabloCart and/or, potentially, Tablo, any of which may materially and adversely affect our results of operations, financial condition and growth prospects. These risks would be exacerbated if the FDA’s review of our 510(k) application for TabloCart with Prefiltration and the current distribution pause (or any mandated distribution pause by the FDA) continues for an extended period of time, or if the FDA ultimately does not grant clearance of our 510(k) application.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Outset Medical, Inc.

Date: August 2, 2023	By:	/s/ Leslie Trigg
Leslie Trigg
President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Nabeel Ahmed
Nabeel Ahmed
Chief Financial Officer (Principal Financial and Accounting Officer)