Form 10-K
period 2023-12-31
Outset Medical, Inc.
filed 2024-02-21
CIK 1484612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2023 (the last business day of the registrant's most recently completed second quarter) as reported by Nasdaq Global Market on that date was approximately $1.1 billion.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 15, 2024 was 50,505,683.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission within 120 days of the registrant’ fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this Annual Report) contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements about:

•
our future results of operations and financial position, including our expectations and projections regarding our revenues and revenue growth rate, cost of revenues, operating expenses, gross margin, capital expenditures, cash position, cash burn and our ability to achieve and maintain future profitability;
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
•
any ongoing impact of macroeconomic factors on our business and results of operations, and on our customers and suppliers;
•
continued execution of our various initiatives designed to expand gross margins, including by reducing production costs, continuing to sell Tablo cartridges, services and accessories for Tablo console, and reducing the cost of service
•
our plans to expand our in-house manufacturing capabilities, and leverage and optimize our sales and marketing infrastructure, to support our growth;
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

PART I

Item 1. Business.

Our Company

Outset is a medical technology company pioneering a first-of-its-kind technology to reduce the cost and complexity of dialysis. We believe the Tablo® Hemodialysis System (Tablo) represents a significant technological advancement that transforms the dialysis experience for patients and operationally simplifies it for providers. We designed Tablo from the ground up to be a single enterprise solution that can be utilized across the continuum of care, allowing dialysis to be delivered anytime, anywhere and by virtually anyone. Tablo is currently cleared by the U.S. Food and Drug Administration (FDA) for use in the hospital, clinic or home setting. Our technology is designed to elevate the dialysis experience for patients, and help providers overcome traditional care delivery challenges. Our focus on flexibility, ease of use and user experience translates to meaningfully reduced training times and fixed infrastructure requirements. Requiring only an electrical outlet and tap water to operate, Tablo frees patients and providers from the burdensome infrastructure required to operate traditional dialysis machines. The integration of water purification and on-demand dialysate production in a single 35-inch compact console enables Tablo to serve as a dialysis clinic on wheels. Tablo leverages cloud technology, making it possible for providers to monitor devices and treatments remotely, perform patient and population analytics and automate clinical recordkeeping. With a simple-to-use touchscreen interface, two-way wireless data transmission and a proprietary data analytics platform, Tablo is a new holistic approach to dialysis care. Unlike traditional hemodialysis machines, which have limited clinical versatility across care settings, Tablo can be used seamlessly across multiple care settings and a wide range of clinical applications.

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

Tablo Hemodialysis System

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

Tablo is comprised of the following components:

•
Tablo Console. A proprietary, compact, mobile and versatile machine consisting of an integrated water purification, on-demand dialysate production system and simple-to-use touchscreen interface with 3D animations that guide the user through treatment from start to finish. Using advanced sensors, the console automates much of treatment setup and management and can automatically self-diagnose for potential machine issues. Tablo console can accommodate a wide range of treatment modalities, durations and flow rates, allowing for broad clinical applications. Tablo console requires only a standard electrical outlet and tap water to operate. This eliminates the need for industrial water treatment rooms, separate water purification machines and pre-filled bags of dialysate associated with traditional dialysis machines. In 2022, we introduced TabloCart with storage drawer, an accessory for Tablo that has 360° wheels for maneuverability and additional storage.
•
Tablo Cartridge. A proprietary, disposable single use pre-strung cartridge that easily clicks into place, minimizing steps, touch points and connections, allowing for set up of treatment supplies in less than 12 minutes. Tablo cartridge was designed to simplify and streamline treatment setup to minimize the potential for user error. Tablo cartridge is intended to facilitate extracorporeal blood purification for patients. One cartridge is used per treatment, except in the case of extended therapy, where multiple cartridges can be used if needed. Tablo cartridge consists of a user-friendly pre-configured blood, saline, and infusion tubing. Tablo cartridge requires only two connections to operate as compared to other machines that require stringing, hanging, snapping and tapping multiple lines. In our home IDE trial, patients were able to set up Tablo cartridge and dialysate concentrates in less than 12 minutes, on average. With an average prime period of approximately eight minutes, an uninterrupted patient can initiate therapy in as little as around 20 minutes, representing a significant improvement over traditional machines, which can take approximately 45 minutes to set up.
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

Tablo leverages cloud technology to make it possible for providers to monitor devices remotely, view treatment data, perform patient and population analytics, and automate clinical recordkeeping. Tablo’s wireless connectivity enables us to release training, new features, and enhancements over-the-air (OTA) without interventions by field service engineers (FSEs). This means that customers can train and upgrade their device on their own schedule. We use these OTA updates to add new features designed to extend Tablo’s clinical applicability and enhance device uptime. We believe these OTA updates help Tablo get smarter over time.

Tablo’s connectedness allows continuous streaming of over 500,000 device performance data points to the cloud for every treatment. We use this data in conjunction with our diagnostic and predictive algorithms to monitor device performance, identify and diagnose failures and, in some instances, predict and prevent potential future device failures or malfunctions. Equipped with this information, our FSEs can visit sites knowing they have the correct parts and consumables to address the issues reported, and sometimes even those that are yet to come. In effect, this contributes to a reduction in service hours and an increase in device uptime.

The above functionality is enabled through the following key platforms: TabloHub®, a customer-facing portal; MyTablo, a patient-facing portal; and TabloDash, an internal data analytics platform.

TabloHub

TabloHub is designed to be a one-stop shop for providers that allows customers to monitor treatments in real-time across their fleet, visualize historical treatment records and statistics, see system disinfection and service records, search documentation, read news about Tablo, and perform various training. It is accessible from any device equipped with a web browser, be it a smart phone, a tablet, or a computer.

Through the Tablo application programming interface (API), providers can integrate Tablo with their Electronic Medical Records (EMR) to receive Tablo treatment data and flowsheets automatically. This helps reduce manual record keeping, record-entry errors, and auditing risks. This additional point of connectedness is designed to deliver data in compliance with the federal Health Insurance Portability and Accountability Act (HIPAA) Security Rule, and does not require any special equipment from the providers: it connects to the cloud using any standard Ethernet or Wi-Fi internet connections. TabloHub strengthens care, simplifies meeting documentation requirements, and makes system management easy.

MyTablo

MyTablo is a version of TabloHub designed for patients who are dialyzing at home or performing self-care at a clinic. Using MyTablo, patients can access training and download their treatment reports.

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

The real-time nature of TabloDash allows our FSEs to troubleshoot and adjust a device remotely during a call with a customer and avoid the need to send FSEs to a site unnecessarily. If it is necessary to dispatch an FSE, we can use TabloDash to help ensure they arrive with the correct parts to complete the repair and are able to address any preventive maintenance predicted by our algorithms, all during the same visit. TabloDash is the linchpin that helps us optimize the cost of service while increasing the quality of service by reducing unnecessary visits, time spent on-site, and device downtime.

With the above features and benefits in mind, we believe Tablo is well-positioned as a differentiated, all-in-one solution enabling transformational dialysis across the continuum of care, from hospital to home, in one of the largest, most expensive, least changed areas of healthcare.

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

Further, hospital customers in this market have generally outsourced their dialysis services to third party providers, for example, Fresenius, rather than offering on-site inpatient dialysis services on their own. We may also compete against these outsourced dialysis providers. In such instances, we believe our ability to compete effectively will depend on our ability to demonstrate Tablo’s economic, clinical and operational benefits relative to outsourcing dialysis services.

Home Care

We believe competition in the home setting is based on a system’s clinical performance, its cost efficiency, its ease of use and patient preference. In the home hemodialysis setting, competitors include Fresenius (through its acquisition of NxStage). We believe through Tablo’s unique advantages it is easier and faster for patients to learn, and simpler for patients to operate at home, which may position us well against existing or future competitors. We believe these factors will reduce patient or caregiver burn-out, thereby extending patient retention, increasing home hemodialysis growth and improving associated margin for providers. We do not consider peritoneal dialysis (PD) to be competitive to our products given the differences in treatment modality, that PD is clinically limited to patients with certain pre-existing conditions such as congestive heart failure and obesity and that PD is regarded as a “temporary” modality since approximately 80% of patients are on the therapy for less than three years.

Intellectual Property

Our success depends in part on our ability to protect our proprietary technology and intellectual property rights. We rely on a combination of federal, state, common law and international rights, as well as contractual restrictions, to protect our intellectual property.

We seek patent protection for certain of our key innovations, processes and other inventions. We pursue the registration of our trademarks, service marks and domain names in the United States and in certain other locations. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. Our intellectual property includes specific algorithms for Tablo console, including those related to pressure sensors, blood leakage and pump control loops.

Patents

As of December 31, 2023, we had 22 issued U.S. patents, as well as 7 pending U.S. patent applications. We had an aggregate of 39 issued patents in Australia, Canada, China, France, Germany, Hong Kong, Japan, Spain, Sweden and the United Kingdom, as well as 35 pending patent applications in Australia, Brazil, Canada, China, the European Patent Office, Hong Kong, Japan, Saudi Arabia, United Arab Emirates and under the Patent Cooperation Treaty. Some of our patents and other intellectual property cover aspects of Tablo that enable it to be used by anyone, including the patient, through the automation of functions formerly performed by dialysis center technicians using traditional dialysis systems. Our proprietary data ecosystem provides what we believe is a unique way of connecting providers and patients for real-time treatment monitoring, automated treatment documentation, and simplified compliance and record-keeping.

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

Manufacturing, Supply Chain and Logistics

We direct the manufacturing and supporting supply chain, distribution and logistics for Tablo console, Tablo cartridge and other consumables (electrolyte concentrates and plastic tubing that transports the concentrates into Tablo to enable on-demand dialysate production). We operate under a Quality Management System that has been certified to ISO 13485 Medical Device Quality Management System standard.

We manufacture our Tablo consoles and a majority of Tablo cartridges at our manufacturing facility in Tijuana, Mexico. We are operating in Mexico in collaboration with TACNA Services (TACNA), a well-known outsourced business administration service provider that provides all the back-office and facility infrastructure support, allowing us to focus on our core competencies – design and high-volume manufacturing for reliability and cost reduction. Tablo consoles manufactured in our Mexico facility are tested at the facility using an integrated system testing protocols designed by us, and then direct-shipped to our distribution centers, using a network of short-haul and long-haul freight forwarders optimized for time and cost efficiency.

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

We also manufacture a portion of Tablo cartridges through two contract manufacturing partners, Providien Medical (Providien), part of Carlisle Companies Incorporated, a contract manufacturer with a facility in Mexico, and Infus Medical Co. Ltd. (Infus), a contract manufacturer with two facilities in Thailand. We intend to continue to increase the quantity of Tablo cartridges produced in-house at our manufacturing facility in Mexico, while continuing to rely on one or more of our contract manufacturers as additional sources for cartridge production.

The number of suppliers required for Tablo console production is in excess of 200 worldwide. We consider a discrete number of these suppliers, located in the United States, Mexico, Europe and Asia, as critical providers of components such as pumps, motors, valves and PCBA boards. The various components for Tablo cartridge are manufactured by approximately 30 different single-source suppliers located in various countries including the United States, Mexico, Europe and Asia.

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

De novo Classification

Medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they pose. To market low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, a manufacturer may request a de novo down-classification. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. A medical device may be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent, or a manufacturer may request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. The FDA is required to classify the device within 120 calendar days following receipt of the de novo application, although in practice, the FDA’s review may take significantly longer. During the pendency of the FDA’s review, the FDA may issue an additional information letter, which places the de novo request on hold and stops the review clock pending receipt of the additional information requested. In the event the de novo requestor does not provide the requested information within 180 calendar days, the FDA will consider the de novo request to be withdrawn. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the de novo request for classification if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. In the event the FDA determines the data and information submitted demonstrate that general controls or general and special controls are adequate to provide reasonable assurance of safety and effectiveness, the FDA will grant the de novo request for classification. When the FDA grants a de novo request for classification, the device is granted marketing authorization and further can serve as a predicate for future devices of that type, through a 510(k) premarket notification.

Breakthrough Device Program

The FDA has implemented a Breakthrough Device Program that is intended to help patients receive more timely access to breakthrough medical technologies that have the potential to provide more effective treatment or diagnosis for life-threatening or irreversibly debilitating diseases or conditions. A device also must meet one of the following criteria: (i) it represents breakthrough technology; (ii) there is no approved or cleared alternative; (iii) it offers significant advantages over existing cleared or approved devices; or (iv) availability of the device is in the best interest of patients. Under the program, a manufacturer is eligible to receive priority review and interactive communications from the FDA regarding device development and clinical trial protocols, all the way through to commercialization decisions.

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

Current FDA Regulatory Status

We currently have regulatory clearances required to market Tablo in the U.S. for use in patients with acute and/or chronic renal failure, with or without ultrafiltration, in an acute or chronic care facility. Tablo is also indicated for use in the home and observed by a trained individual. Treatments must be administered under a physician’s prescription and observed by a trained individual who is considered competent in the use of the device. The FDA’s authorizations for the Tablo System and Tablo Cartridge have thus far been granted as 510(k) clearances.

Since Tablo’s original clearance by the FDA for home use in March 2020, we have made certain changes to the device over time and, where appropriate, have submitted 510(k) applications for certain modifications to Tablo. In May 2021, we submitted a 510(k) application to the FDA covering the design changes for patient use in the home. In May 2022, after further discussions with the FDA and receiving indications that the clearance of this 510(k) application would be delayed beyond our original expectations, we implemented a shipment hold on the distribution and marketing of Tablo for use in the home environment pending the FDA’s review and clearance of this 510(k) application. In late July 2022, the FDA cleared this 510(k) application of Tablo for patient use in the home and we resumed marketing and shipping Tablo for home use.

We continue to seek opportunities for product improvements and feature enhancements, which will, from time to time, require FDA clearance or approval before commercial launch. For example, in October 2022,we submitted a 510(k) notification to the

FDA seeking clearance of a new software version intended to offer new commercial features and enhancements designed to improve the reliability and serviceability of Tablo, as well as other previously implemented modifications. In June 2023, the FDA cleared this 510(k) application.

In May 2022, the FDA published a Letter to Healthcare Providers entitled "Potential Risk of Exposure to Toxic Compounds When Using Certain Hemodialysis Machines Manufactured by Fresenius Medical Care – Letter to Health Care Providers." In that communication, the agency stated that it is evaluating the potential risk of exposure to non-dioxin-like (NDL) polychlorinated biphenyl acids (PCBAs) and NDL polychlorinated biphenyls (PCBs) with certain hemodialysis machines marketed in the United States. The FDA stated that the source of the NDL PCBAs and NDL PCBs is from the silicone tubing used as a part of the hydraulics in those machines and the dialysate lines. Although Tablo was not the subject of the FDA’s Letter to Healthcare Providers, the FDA reached out to Outset regarding the tubing used in Tablo. In a series of discussions with the FDA, the agency requested that we conduct a targeted analysis and a screening analysis on the tubing currently used in Tablo. After aligning with the FDA on testing and screening protocols, we are concluding our analysis of the data. In parallel, we filed a 510(k) application, and received subsequent 510(k) clearance from the FDA for, PCB-free silicone tubing in December 2023. During the first quarter of 2024, we intend to proactively initiate a workstream to replace the remaining few silicone segments in new and existing Tablo consoles with the new, PCB-free, silicone tubing. While we intend to continue to partner with the FDA on next steps and take appropriate action with respect to this matter, there is no assurance that the FDA will not publish a safety notice specific to Tablo, classify this action as a recall, require us to conduct a recall of previously marketed products, or subject us to other enforcement actions, any of which could damage our reputation and harm our business.

The FDA conducted their first quality system inspection of our San Jose, California facility which concluded in February 2023. At completion, the FDA issued a Form FDA-483 identifying four inspectional observations. We provided our response plan to the FDA in March 2023 and have since completed the associated remediation workstreams to fully address these observations. We continue to provide the FDA with monthly updates as to the status of these 483-related workstreams. Although we believe we are in material compliance with the QSR and have addressed the observations identified in the Form-483, there is no guarantee that subsequent inspections of our facility by the FDA or other regulatory authorities will not result in similar observations with respect to our quality system, which could adversely affect our business.

In July 2023, we received a warning letter (the “Warning Letter”) from the FDA that raised two observations. The first observation asserts that certain content reviewed by the FDA and found on our website promotes Continuous Renal Replacement Therapy (CRRT), a modality outside of the current indications for Tablo. The second observation asserts that TabloCart with Prefiltration requires prior 510(k) clearance for marketing authorization. TabloCart with Prefiltration is an accessory to Tablo launched in the third quarter of 2022. We believe the concern raised by the first observation regarding CRRT promotion has been effectively addressed through a thorough review of existing promotional materials and practices. We believe the concern raised by the second observation regarding TabloCart with Prefiltration has been effectively addressed with two actions. First, although we evaluated TabloCart with Prefiltration prior to marketing and distributing the product and concluded that no marketing authorization was necessary, we paused distribution of TabloCart with Prefiltration pending the FDA’s review and clearance of a 510(k) application. Second, we submitted to the FDA a 510(k) application for TabloCart with Prefiltration in September 2023, and have been engaged in constructive interactive review with the FDA reviewing team. In addition, we have provided monthly updates to the FDA as to the status of these Warning Letter-related workstreams since July 2023 and believe we have taken appropriate measures to resolve the matters raised in the Warning Letter. While we remain committed to fully cooperating with the FDA to expeditiously and completely resolve the Warning Letter, we cannot guarantee that the FDA will be satisfied with our response or the remedial measures we have taken, nor can we give any assurances as to the timing of the resolution of such matters, including the clearance of the 510(k) application and our resumption of distribution of TabloCart with Prefiltration.

Healthcare Fraud and Abuse Laws

Certain U.S. federal healthcare fraud and abuse laws apply to our business because our customers submit claims for payment for our products and services to federal healthcare programs (as that term is defined at 42 U.S.C. § 1320a–7b(f)), such as Medicare and Medicaid. The principal federal fraud and abuse laws that apply in these circumstances are discussed below.

The U.S. federal Anti-Kickback Statute is a broad criminal statute that prohibits, among other things, the knowing and willful offer, solicitation, receipt, or payment of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, for the purpose of inducing or rewarding the order, purchase, use or recommendation of items or services that may be paid for, in whole or in part, by a federal healthcare program, such as Medicare or Medicaid. This includes products, like Tablo, that are purchased and used in a service that is paid for by such programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the term “remuneration” has been broadly interpreted to include anything of value. The Patient Protection and Affordable Care Act and the Health Care Reconciliation Act of 2010, as amended (collectively, the ACA), specified that any claims submitted as a result of a violation of the federal Anti-Kickback Statute constitute false claims and are subject to enforcement under the federal False Claims Act, which is discussed in more detail below. Government officials continue to focus their enforcement efforts on the sales and marketing activities of medical device manufacturers and other healthcare companies, and routinely bring cases under the federal Anti-Kickback Statute and False Claims Act against individuals or entities who allegedly offer unlawful inducements to potential or existing customers in an attempt to procure their business. Judgments and settlements of these cases by healthcare companies have involved significant fines and, in some instances, criminal pleas and convictions, as well as exclusion from participation in federal healthcare programs. A violation of the federal Anti-Kickback Statue includes per violation civil monetary penalties and significant criminal fines under the statute, additional civil penalties and treble damages under the False Claims Act, as discussed in more detail below, possible imprisonment, and mandatory exclusion from participation in the federal healthcare programs, meaning that federal healthcare programs would no longer reimburse (directly or indirectly) for products or services furnished by the excluded entity or individuals.

Given the breadth of the federal Anti-Kickback Statute, and to allow innocuous or beneficial arrangements that may otherwise implicate the law, there are statutory exceptions and regulatory safe harbors that protect certain arrangements from liability under the law when all elements of an applicable exception or safe harbor are met. However, these exceptions and safe harbors are narrowly drawn, and there is no exception or safe harbor for many common business activities like the provision of meals, educational grants or reimbursement support programs, among others. Given that the Anti-Kickback Statute is an intent-based law, the failure of a transaction or arrangement to fit precisely within an exception or safe harbor does not necessarily mean that it is illegal or that prosecution will be pursued. Rather, the determination of a violation then turns on the specific facts and circumstances, and arrangements that fall outside an available exception or safe harbor are typically subject to greater scrutiny.

The federal civil False Claims Act (FCA) imposes civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, using, or causing to be made or used a false record or statement material to an obligation to pay money to the government, or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. This statute also permits a private individual acting as a “qui tam whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties for each false claim submitted or statement made, which currently set at $13,946 up to $27,894 per false claim or statement for penalties assessed after January 15, 2024. Government enforcement agencies and private whistleblowers have investigated medical device manufacturers for, or asserted liability under, the FCA for a variety of alleged inappropriate promotional and marketing activities, including those involving the provision of free product or other items of value to customers, certain financial arrangements with healthcare providers, the provision of billing, coding, and reimbursement advice, and purported “off-label” promotion of products, among other things.

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

The Physician Payments Sunshine Act (Sunshine Act) requires us to track and report annually certain data on payments and other transfers of value we make to U.S. teaching hospitals and U.S.-licensed physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants, and certified nurse-midwives. Manufacturers are also required to report ownership and investment interests held by the physicians described above and their immediate family members. The data are sent to the Center for Medicare and Medicaid Services (CMS) for public disclosure on the Open Payments website. Failure to timely and accurately report information in accordance with the Sunshine Act may result in significant financial penalties.

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

Through our compliance efforts, we strive to design our business operations and relationships with our customers to comply with all applicable law. However, many of the laws and regulations applicable to us are broad in scope and may be interpreted or applied by prosecutorial, regulatory or judicial authorities or whistleblowers in ways that we cannot predict. Thus, it is possible that governmental entities or other parties could interpret these laws differently or assert non-compliance with respect to one or more of our business operations and relationships. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, and/or exclusion from government-funded healthcare programs, such as Medicare and Medicaid. In addition, we may become subject to additional oversight and reporting requirements under a corporate integrity agreement as part of a settlement to resolve allegations of non-compliance with these laws (even if we do not admit violations). We may also need to curtail or restructure our operations as a result of being found to violate these laws, having such violations asserted against us, or based on enforcement actions instituted with respect to comparable practices by others. Any of these outcomes could have an adverse effect on our financial condition and ability to conduct our operations.

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

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. For instance, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (CCPA) gives California residents rights to access, correct and delete their personal information, to opt out of the sale or sharing of certain personal information, to limit uses of certain sensitive data under certain circumstances, and to receive detailed information about how their personal information is used by requiring covered companies to provide disclosures to California consumers (as that term is broadly defined). The 2020 amendments also created a California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The CCPA regulations also impose proscriptive requirements on businesses regarding how to properly demonstrate compliance with the law’s requirements. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for PHI and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. Additional compliance investment and potential business process changes may be required. Laws similar to the California laws have passed or have been proposed in several other states and also have been proposed at the federal level. To the extent these laws apply to our operations, they may ultimately have conflicting requirements that would further complicate compliance. Further, new health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we handle health-related information, and the cost of complying with these standards could be significant. If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

Additionally, the Federal Trade Commission (FTC) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of health-related and other personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. At the state level, for example, the Washington State My Health My Data Act, which largely goes into effect in 2024, contains requirements such as the provision of specific health-data consumer disclosures and consumer rights (including the right to consent to the processing of their health data) in addition to other compliance and security requirements. The My Health My Data Act considers violations of this law to be an unfair or deceptive act in trade or commerce and an unfair method of competition and subject to the Washington Consumer Protection Act. To the extent this or other similar laws apply to us, and the information that we publish is considered untrue or our practices are deemed not to comply with these requirements, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

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

For information related to our cybersecurity risk management, strategy and governance, see the section entitled “Cybersecurity” under Part I, Item 1C below.

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

Most patients who require regular dialysis, that is, those with ESRD, have coverage through Medicare Part B, which, effective January 1, 2011, pays dialysis clinics through a prospective, bundled payment system. Reimbursement is generally provided on a per treatment basis, and it is the same whether the patient is treated in the clinic or in the home setting. We believe that the current per treatment reimbursement amount received by our customers under Medicare Part B adequately covers the amortization of the cost of capital equipment, and specifically our Tablo console, as well as the per treatment supplies and disposables cost for Tablo, whether it is in the home or the in-clinic setting. Dialysis clinics’ continuing use of Tablo, however, will depend on whether the cost of treatments involving Tablo (including the amortized cost of Tablo console and other capital equipment) will continue to be adequately covered by the reimbursement that the dialysis clinics receive from Medicare and any other third-party payors.

Under the ESRD Prospective Payment System (PPS), CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services, which is broadly defined and includes home dialysis and most related drugs. On November 6, 2023, CMS published the final rule for Calendar Year (CY) 2024, which increased the base reimbursement rate per dialysis treatment to $271.02, an increase of $5.45 over the CY 2023 base rate of $265.57. CMS may adjust the base rate to account for factors that increase the cost of providing dialysis to a certain patient, for example, based on patient factors such as age, body surface area, low body mass index, and certain comorbidities, and based on facility factors like volume and geographic location. With a vast majority of U.S. ESRD patients covered by Medicare, the Medicare reimbursement rate is an important factor in a healthcare provider’s decision to use Tablo and limits the fees for which we can sell or rent Tablo.

Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare Part B to three times a week, unless there is medical justification provided by the dialysis facility based on information from the patient’s physician for additional treatments. Using currently available technology, most patients who receive home dialysis have been prescribed to receive more than three treatments per week. Tablo can allow providers to prescribe as few as three home dialysis treatments per week. However, to the extent that providers continue to prescribe more than three home dialysis treatments per week and Medicare contractors determine they will not pay for such additional treatments, use of Tablo could be adversely impacted. As there is not a uniform national standard for what constitutes medical justification, a clinic’s decision as to how much it is willing to spend on home dialysis equipment and services will be at least partly dependent on the number of weekly treatments prescribed for home dialysis with Tablo and, if greater than three, the level of confidence the center has in the predictability of receiving reimbursement from Medicare for additional treatments per week based on submitted claims for medical justification.

Beginning January 1, 2021, more dialysis patients enrolled in coverage under a Medicare Advantage plan when changes from the 21st Century Cures Act went into effect. While Medicare Advantage plans must provide at least the same level of coverage for Medicare beneficiaries as traditional Medicare, reimbursement to dialysis facilities is most often higher than traditional Medicare with a wide range of variability in payment rates to providers. Reimbursement rates depend on each Medicare Advantage plan’s contracts and network agreements with each dialysis facility. The CY 2021 Medicare ESRD PPS final rule, among other things, encouraged the development of new and innovative home dialysis machines to give Medicare beneficiaries more dialysis treatment options in the home and improve their quality of life. Specifically, the CY 2021 final rule included capital equipment in transitional add-on payment adjustments for new and innovative equipment and supplies (TPNIES). For home dialysis equipment CMS provided a pathway for capital related assets (CRA) to secure TPNIES. We applied for and received CRA TPNIES in connection with the use of Tablo by one patient per one machine in the home, pursuant to which Medicare paid 65% of the Medicare Administrative Contractor-determined pre-adjusted per treatment amount for two calendar years beginning in CY 2022. However, this two-year eligibility period ended on December 31, 2023, meaning Tablo is no longer eligible for, and providers will no longer receive, TPNIES as of January 1, 2024.

Medicaid

Many ESRD patients also have Medicaid coverage that is supplemental to Medicare coverage, as it helps cover Medicare Part B coinsurance and items and services not covered by Medicare Part B. Some ESRD patients, however, may have Medicaid as their primary coverage. Because Medicaid is a state-administered program, Medicaid reimbursement for dialysis services varies by state.

Private Insurance

Finally, some patients may have coverage through private insurance, for example through a marketplace plan set up under the Affordable Care Act or through an employer or union group health plan. Private insurance reimbursement is generally higher than government reimbursement, but private insurance coverage and reimbursement varies by sponsor and plan.

Reimbursement in the Critical Care Setting

For Medicare patients, both acute kidney failure (AKI) and fluid overload therapies provided in an in-patient hospital setting are reimbursed under Medicare Part A through the Hospital Inpatient Prospective Payment System using the Medicare Severity Diagnosis Related Group System (MS-DRG). Under this system, reimbursement is determined based on a patient’s diagnoses, demographics, and procedures furnished during the stay, and is intended to cover all of the hospital’s costs of treating the patient. Longer hospitalization stays and higher labor needs, which are typical for patients with acute kidney failure and fluid overload, must be managed in order for care of these patients to be cost-effective. Similar to dialysis clinics that are reimbursed by Medicare Part B under the ESRD bundled payment methodology, we believe that there is a significant incentive for hospitals to find the most cost-efficient way to treat these patients in order to improve hospital economics for these therapies.

In the in-patient setting under Medicare, dialysis and ultrafiltration (UF) are not directly reimbursed, but rather are paid for out of the amount paid to inpatient hospitals in connection with the patient's applicable MS-DRG for his/her admission. In most cases, AKI or fluid overload requiring dialysis or ultrafiltration will increase the severity of the underlying diagnosis, and therefore could result in higher reimbursement than those cases without dialysis. Given that dialysis is a “fixed cost” for providers within the MS-DRG, we believe that there is significant motivation for providers to attempt to reduce costs associated with dialysis in order to improve overall service line profitability.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, resulted in reductions in payments to Medicare providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect into 2032 unless additional Congressional action is taken, with the exception of a temporary suspension of the 2% cut in Medicare payments from May 1, 2020 through July 1, 2022 due to the COVID-19 pandemic. The law provided for 1% Medicare sequestration in the second quarter of 2022, with the full 2% sequestration going into effect thereafter through the first six months of the FY 2032 sequestration order, unless additional Congressional action is taken. As long as these cuts remain in effect, they could adversely impact payment for any products we may commercialize in the future. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several types of providers, including hospitals, and extended the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years.

Moreover, other legislative and executive actions have encouraged the development of new payment and care models for ESRD patients. For example, an executive order signed in July 2019 directed the Secretary of HHS to develop, among other things, Medicare payment models designed to identify and treat at-risk populations earlier in disease development, and in connection with the executive order, HHS announced a goal of having 80% of new ESRD patients in 2025 either receive dialysis at home or receive a transplant. CMS subsequently published a final rule on September 29, 2020, among other things, to implement the End-Stage Renal Disease Treatment Choices (ETC) Model. The ETC Model is a mandatory payment model that adjusts certain Medicare payments to selected ESRD facilities, nephrologists, and other clinicians managing beneficiaries with ESRD starting January 1, 2021 and continuing through June 30, 2027. Specifically, the ETC Model adjusts certain ESRD facilities’ treatment base rates under the ESRD Prospective Payment System and managing clinicians’ monthly Medicare capitation payments to incentivize greater use of home dialysis and kidney transplants. CMS continues to propose modifications to the ETC Model as it evaluates the model against the agency’s stated goals for the program. Additionally, on January 1, 2022, CMS implemented the Kidney Care Choices Model, a voluntary Medicare payment model with four distinct payment options designed to help providers reduce costs and improve quality of care for patients with late-stage chronic kidney disease and ESRD, to delay the need for dialysis, and to encourage kidney transplantation. Changes to the models of patient care, including an increased focus on treatments earlier in disease progression, may adversely affect our customers’ businesses and potentially decrease the demand for our product or result in additional pricing pressures. Further, with home dialysis as a growing trend in the industry, a failure to implement our expansion into home dialysis could have a material adverse impact on our business.

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

Human Capital Resources

As of December 31, 2023, we had 480 full-time employees, with 48% in our field sales and service teams and 52% in the rest of the company. Our workforce hails from across industries, including technology, medical devices, life sciences and retail management.

As of December 31, 2023, our manufacturing facility in Tijuana, Mexico had 300 full-time team members on-site across quality, engineering, manufacturing, supply chain, and other support functions. TACNA facilitates the hiring of new team members and is responsible for human resource functions and payroll processing.

There are no unions represented within our employee base and no members of our workforce are covered under collective bargaining agreements.

Additional information about our human capital programs and initiatives can be found in our most recent Environmental, Social & Governance (ESG) Report, which is available on our website. Nothing contained on or accessible through our website, including our ESG Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.

Talent and Pay Philosophies

We are committed to attracting the best talent we can find, while providing our employees with challenging work in a fast-paced environment. We recruit broadly and purposefully, and welcome diverse candidates. We have a principle that “everyone is a recruiter” and often hold crowd recruiting sessions to identify candidates collectively.

Our work environment is goal-driven, and we believe in paying for outstanding performance and future potential. We offer competitive, market-based salaries, an annual cash bonus program tied to individual and company performance, a broad-based equity incentive compensation program including an employee stock purchase plan, a 401(k) retirement savings plan with company match, a comprehensive benefits package, team incentives and peer incentives.

Performance Management, Career Development and Engagement

We have a structured approach for employee performance management, development and growth. Managers generally have two key performance conversations per year with their team members. Our year-end performance conversation is focused on evaluating the success and learning of the past year. Our mid-year performance conversation is focused on skill development and future growth opportunities.

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

Our diversity, equity and inclusion strategy includes: broadening the diversity of our talent pools, supporting kidney health and raising awareness of disparity in kidney care access across different demographics, and elevating community volunteering opportunities. Our diversity, equity and inclusion strategy and related initiatives are overseen by our People Operations team, with active participation from our executive team. Our Board and/or Compensation Committee receive periodic updates at least annually on our diversity, equity and inclusion efforts. Additional information on our diversity, equity and inclusion strategy, including data regarding our U.S. workforce and new hire demographics by gender and ethnicity, are publicly disclosed in our ESG Report.

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

As an organization, one of our top priorities is to maintain the wellbeing of our employees and their families. Our comprehensive and competitive benefits program is designed to help employees balance their work lives and personal lives by giving them a sense of peace of mind related to their healthcare. We maintain a whole person wellbeing approach, providing resources to support physical, mental, financial, professional and social wellbeing.

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

Information About Our Executive Officers

The following table sets forth information concerning our executive officers and directors as of the date of this Annual Report:

Name	Age	Position(s)
Executive Officers
Leslie Trigg	53	President, Chief Executive Officer and Chair of the Board
Nabeel Ahmed	48	Chief Financial Officer
John L. Brottem	50	General Counsel and Secretary
Marc Nash	35	Senior Vice President, Operations and R&D
Jean-Olivier Racine	42	Chief Technology Officer
Steve Williamson	51	Chief Commercial Officer

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

Nabeel Ahmed

Nabeel Ahmed has served as our Chief Financial Officer since August 2021. Mr. Ahmed joined the Company in May 2020 as Vice President, Controller, was named Vice President, Finance in May 2021, and was appointed as Interim Chief Financial Officer effective July 2021. Prior to joining the Company, Mr. Ahmed served as Vice President, Finance at 8x8, Inc., a communications platform provider, from April 2019 through January 2020, and as Vice President, Finance at Vocera Communications, Inc., a provider of clinical communication and workflow solutions, from December 2014 through April 2019. Prior to that, he held various leadership positions in accounting and finance, including as CFO at Wanderful Media from 2013 to 2014, as well as Vice President, Finance and then CFO at MarketTools, Inc. from 2009 to 2012. Earlier in his career, Mr. Ahmed held various positions of increasing responsibility at Ernst & Young LLP from 1997 to 2004 and at eBay, Inc. from 2004 to 2008. Mr. Ahmed holds a Bachelor of Commerce degree from Laurentian University and an M.B.A. from The Wharton School, University of Pennsylvania.

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

Marc Nash

Marc Nash has served as our Senior Vice President, Operations and R&D since July 2023. Mr. Nash joined the Company in December 2019 as Senior Director of Operations and was named Vice President, Manufacturing in March 2021. Prior to joining the Company, from June 2016 through June 2019, Mr. Nash served as Director of Operations at Epocal Inc., a medical technology company (and a subsidiary of Alere, Inc. acquired by Siemens Healthineers), during which time he was responsible for the end-to-end manufacturing operations of point of care diagnostics products and platforms. From 2012 through 2016, Mr. Nash held various positions of increasing responsibility at Alere Inc., a medical technology company, where he was responsible for the transfer, consolidation and enhancement of class II and class III point of care and rapid diagnostic products globally. Mr. Nash holds a B.S. from Union College and an M.B.A. from the University of Haifa, Israel.

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

Risks Related to Our Business and Industry

•
Our history of net losses and expectation that we will continue to incur losses
•
Our ability to achieve sustainable gross margins, including by reduce manufacturing and service costs
•
Our ability to attain market acceptance for Tablo among providers and patients
•
Concentration of our revenues in a single product and concentration of a large percentage of our revenues from a limited number of customers
•
Financial pressures faced by our customers including capital budget constraints, staffing shortages and increased costs
•
Our ability to expand into the home hemodialysis market and the expansion of the home hemodialysis market itself
•
Risks associated with our international manufacturing operations
•
Our reliance on third-party suppliers, including single source suppliers and contract manufacturers, and our ability to overcome any manufacturing or supply chain disruptions
•
Our ability to continue innovating and improving Tablo, ensure strong product performance and reliability, offer high quality support, ensure proper training and use of Tablo, and increase our sales and marketing capabilities
•
Our ability to compete effectively with existing manufacturers and new entrants
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
•
The impact of the recent pandemic, natural or man-made disasters and similar events on our business
•
Potential disruptions of service provided by third parties that host our cloud-based ecosystem and information technology systems
•
Potential litigation, including product liability claims, and the expense and potential unavailability of insurance coverage for any liabilities resulting from Tablo
•
Risks related to our credit agreements, including interest rate risk and our ability to access additional capital and/or meet certain covenants

Risks Related to Government Regulation

•
Our ability to recover from disruptions to our business and operations as a result of the prior shipment hold on Tablo for home use
•
Our compliance with FDA and other medical device regulations applicable to our products and operations, including our ability to: resolve the warning letter we recently received from the FDA, comply with the post-market surveillance order recently issued by the FDA for Tablo and resume our distribution of TabloCart with Prefiltration pending the FDA’s review and clearance of the submitted 510(k) application; obtain and maintain necessary FDA regulatory clearance or approvals for Tablo, related products, or any future product modifications or new products; comply with ongoing FDA requirements, including related to the manufacturing, marketing and promotion of our products, and the ability of our suppliers to so comply; and manage the risks and expenses associated any clinical trials necessary to support future product submissions to the FDA
•
Impact of potential changes to scope of coverage and reimbursement rates for dialysis treatments or healthcare reform measures

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

We have incurred losses since our inception and expect to continue to incur significant net losses for the foreseeable future. We have incurred net losses of $172.8 million, $163.0 million and $131.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had $206.7 million in cash, cash equivalents, restricted cash and short-term investments, and an accumulated deficit of $961.7 million. Based on our current planned operations, we expect our existing cash, cash equivalents and short-term investments, cash generated from revenues from our products and services, and proceeds received from the debt financing described in Note 7, Term Loans, to our audited financial statements included in this Annual Report, will be sufficient to meet our anticipated needs for at least the next 12 months from the date of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our revenue is derived, and we expect it to continue to be derived, primarily from sales of Tablo, its associated consumables and related services. Because of its recent commercial introduction, Tablo currently has limited product and brand recognition. In addition, demand for Tablo may decline or may not increase as quickly as we expect. Our ability to generate revenue from sales of Tablo, associated consumables and related services, or from any products we may develop in the future, may not be sufficient to enable us to transition to profitability and generate positive cash flows within the timeframe we anticipate or at all.

Over time, we expect that our cost of service, sales and marketing, research and development, regulatory and other expenses will continue to increase as we expand our marketing efforts to increase adoption of Tablo, expand existing relationships with our customers, obtain regulatory clearances or approvals for future product enhancements to Tablo, and conduct clinical trials on Tablo. In addition, we expect our general and administrative expenses to increase over the long-term due to the additional costs associated with scaling our business operations and continuing to operate as a public company, including due to legal, accounting, insurance, exchange listing and SEC compliance, investor relations and other expenses. As a result, we expect to continue to incur operating losses and may never achieve profitability. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations.

Our ability to achieve sustainable gross margins depends on the success of our various initiatives designed to expand gross margin.

We have undertaken a number of initiatives designed to reduce the cost of producing our products. Over the past three years, we have moved the production of Tablo consoles and a majority of Tablo cartridges in-house at our manufacturing facility in Tijuana, Mexico which we operate in collaboration with our outsourced business administration service provider, TACNA. This has helped further our long-term gross margin expansion and supply continuity strategies while reducing the costs of Tablo console production and improving the flexibility of our operations. We plan to continue to use our design, engineering, supply chain, and manufacturing capabilities to help further advance and improve the efficiency of our manufacturing processes, lower the cost of parts and components, and lower our costs of production. However, there is no guarantee that we will be able to sustain cost reductions, achieve planned cost reductions, or otherwise achieve the anticipated benefits from our various initiatives. For example, we may be unable to sustain the savings associated with producing Tablo consoles at our manufacturing facility with TACNA, or the benefits we anticipate will result from insourcing Tablo cartridge production at this same facility may not materialize or be as significant as projected or realized within the timeframe we currently estimate. There may also be unforeseen occurrences that increase our costs, such as increased prices of raw materials, changes to labor costs, less favorable terms with third party suppliers, freight providers, or contract manufacturing partners, or disruptions to the operations of our contract manufacturers or third-party suppliers including as a result of the recent COVID-19 pandemic. If we are unable to reduce our costs or if cost reductions or other anticipated benefits are less significant or less timely than projected, we will not be able to achieve sustainable gross margins, which would adversely affect our ability to invest in and grow our business and adversely impact our business, financial condition and results of operations.

Moreover, our ability to expand gross margins will also depend in part on our ability to control the average selling prices of our products and services, including by selling higher-margin accessories, consumables and services. Our ability to maintain our product pricing is dependent on our customers’ recognition that the benefits outweigh the higher upfront purchase price. If we are unable to maintain our product pricing or continue to sell higher-margin accessories, consumables and services at the levels we anticipate, our ability to expand gross margins will be adversely affected, which would harm our business, financial condition and results of operations.

Lastly, our ability to expand gross margins is also dependent on the success of our initiatives to better leverage our field service team and drive down service costs per console, including through our cloud-based data system, remote monitoring, remote diagnostics and repairs, and other enhancements designed to improve the performance and reliability of Tablo. If we are unable to continuously improve the performance and reliability of Tablo, broaden our installed base or if these initiatives are otherwise unsuccessful, we may fail to better leverage our field service team and drive down service costs per console within the timeframe we anticipate or at all, which could delay or prevent us from achieving sustainable gross margins, and adversely impact our financial condition, results of operation and future growth.

The commercial success of Tablo will depend upon attaining significant market acceptance among providers and patients.

Our success will depend, in part, on the acceptance of Tablo as safe, easy to learn, easy to use, clinically flexible, operationally versatile and, with respect to providers, cost effective. We began commercializing Tablo throughout the United States in 2018 and began the process to commercialize Tablo for home-based dialysis in 2020. Our relatively limited commercialization experience makes it more difficult to evaluate our current business and predict our future prospects. It is difficult to predict how quickly, if at all, providers and patients will accept Tablo or, if accepted, how frequently it will be used. These constituents must believe that Tablo offers benefits over traditional machines. The degree of market acceptance of Tablo will depend on a number of factors, including:

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

Beginning in the third quarter of 2023, we began to observe an increasing number of our existing and prospective customers deferring their decisions to purchase Tablo in an environment of rising interest rates and more cautious capital spending. These deferrals served to further elongate our sales cycle and the timing of delivery and installations which in turn, contributed to an adverse impact on our bookings and revenues for the second half of 2023, and we expect these negative impacts to continue into 2024. During 2022, our existing and prospective customers faced shortages of skilled nurses and other clinical personnel as well as increased labor costs, combined with economic pressures resulting from general economic and financial market conditions, primarily escalating inflation, tightening hospital operating budgets and increased scrutiny of capital purchase decisions, all of which generally have the effect of lengthening the average sales cycle and elongating the timing of installations. These factors negatively impacted our customer base on pipeline development and installation schedules, which, in turn, negatively impacted our bookings, delayed our shipments and adversely impacted our revenues for 2022. If our customers continue to face prolonged periods of rising interest rates, capital budget constraints, volatility, uncertainty, staffing shortages, rising costs and other financial pressures, whether due to general macroeconomic conditions or otherwise, it could ultimately adversely impact our ability to expand existing customer relationships or attract new customers of Tablo, timely collect amounts due, effectively manage our inventory levels, and have a material adverse effect on our bookings, revenues, results of operations, financial condition, and, ultimately, our future growth and profitability.

In 2022, we launched a pilot clinical and administrative services program designed to help bridge our healthcare provider customers, particularly those challenged by staffing shortages, as they transition from using an outsourced inpatient dialysis provider to offering on-site inpatient dialysis services on their own. In return for a fair market value service fee, we assign members of our own employed nurses on a temporary basis to support participating providers to launch and manage an inpatient dialysis program using Tablo and, as full-time staff is hired, to help train and onboard those nurses. However, our pilot clinical and administrative services program may not be successful in achieving the objectives we intend and anticipate, may fail to meet our customers’ expectations, may not generate sufficient returns to justify our investment, or may result in unanticipated costs, which could harm our reputation and customer relationships and adversely impact our operating margins and results of operations.

Our ability to generate revenue from home-based dialysis is subject to certain risks and uncertainties, including around the use of Tablo in the home setting.

In March 2020, Tablo was cleared by the FDA for patient use in the home of patients with acute and/or chronic renal failure, with or without ultrafiltration, and we intend to expand within the home market. However, this goal is subject to certain risks, including our ability to attract, retain and manage patients, as well as our ability to further evolve our commercial infrastructure and sales processes as we scale our business in the home market. Our business strategy, including our pricing of Tablo, while informed by our limited history of selling Tablo in the home care setting, continues to be based in part on certain assumptions about the adoption of Tablo by home dialysis patients, as well as patient retention. If these assumptions about the home market are inaccurate and we are unable to increase our share of the home dialysis market by attracting new patients, or retain such market share once achieved, we would need to significantly change certain aspects of our business strategy, including the pricing of Tablo console, associated consumables and support and maintenance, which could adversely affect our business, financial condition and results of operations.

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

With a significant portion of our manufacturing operations located outside of the United States, we may experience manufacturing disruptions, and be subject to additional risks associated with international manufacturing operations, including uncertain or changing regulatory and/or labor requirements.

We have insourced the production of Tablo consoles, and a majority of Tablo cartridges, at our manufacturing facility in Tijuana, Mexico which we operate in collaboration with our outsourced business administration service provider, TACNA, and we intend to continue to increase the quantity of Tablo cartridges produced at this facility. Under our arrangement with TACNA, we control the operations, engineering, quality and materials supply functions at the facility, while TACNA provides manufacturing space, the workforce, utilities, cross-border logistics, local permits and licenses. We are subject to a number of additional risks associated with operating our Mexico-based manufacturing facility, and many of these risks may heighten to the extent we continue to ramp our cartridge manufacturing capabilities and increase our dependence on our Mexico-based manufacturing operations. We may experience strikes, work stoppages, work slowdowns, high personnel turnover, grievances, complaints, claims of unfair labor practices, other collective bargaining disputes or other labor disputes at our new facility. Our manufacturing operations at the facility may also suffer disruptions from global or regional public health crises such as the recent COVID-19 pandemic, natural disasters, cyber security attacks, vandalism, terrorism or other political hostilities. Any such occurrences could negatively impact our ability to produce Tablo consoles and cartridges. We are also subject to a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to importation, exportation and taxation of goods, and U.S. laws and regulations relating to foreign operations, including anti-corruption, anti-bribery and anti-money laundering laws. For example, Mexico’s Congress is considering proposals to amend Mexico’s federal labor law, including a reduction in maximum workweek hours from 48 to 40 hours. These proposed legislative changes are expected to increase our labor costs and, ultimately, could potentially negatively impact the productivity of our manufacturing operations to the extent our efforts to mitigate the impact of the changes are not successful. In addition, because certain of our Mexico-based manufacturing operations incur costs that are denominated in Mexican Pesos (MXN), we are exposed to additional risk of currency fluctuations between the U.S. dollars (USD) and MXN, which could increase our product and labor costs, thus reducing our gross profit. Moreover, while certain members of our management team have some manufacturing experience, as an organization, we do not have any prior experience in this type of manufacturing arrangement, and we could accordingly experience other risks, the nature and magnitude of which we are unable to assess precisely at this time. Furthermore, we are subject to increased risks related to changes in export or import regulation, other trade barriers, security measures and uncertainties impacting the cost and the ability to move inventory and manufacturing equipment across the United States-Mexico border. These risks may disrupt our Mexico-based manufacturing operations, subject us to increased costs, restrict or delay our ability to deliver products to our customers and meet our customers’ demand on a timely basis, and result in customer dissatisfaction, all of which would adversely impact our results of operations.

In addition, we continue to rely on contract manufacturing partners in Mexico and Southeast Asia, for the production of a portion of our Tablo cartridges. If either of our contract manufacturing partners’ facilities were disrupted, by labor disputes, work stoppages, public health crises such as the recent COVID-19 pandemic, riots, terrorism, vandalism, cyber security attacks, natural disaster, regulatory action or otherwise, it could cause substantial delays in our operations and result in our having insufficient Tablo cartridge in inventory to fulfill orders. For example, in late 2021, supply chain disruptions exacerbated by COVID-19 outbreaks and protocols escalated, and we faced increased supply constraints, which increased freight costs associated with the transportation of Tablo cartridges. Further, to the extent we seek to renew or renegotiate our arrangements with either of our contract manufacturing partners, and cannot agree to the terms and conditions of future contract manufacturing arrangements, or if either of our contract manufacturing partners terminate existing agreements with us, our ability to produce and sell Tablo cartridges could be delayed until we are able to ramp our own in-house manufacturing capabilities to meet demand, or until an alternative manufacturing partner or arrangement is identified, a new contract manufacturing agreement is negotiated and new production lines are established.

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

In addition, we purchase supplies through purchase orders and do not have long-term supply agreements with, or guaranteed commitments from, our suppliers, including single source suppliers. Moreover, while we manufacture a majority of Tablo cartridges in-house, we rely on contract manufacturers for the production of a portion of Tablo cartridges. Many of our suppliers and contract manufacturers are not obligated to perform services or supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We depend on our suppliers and contract manufacturers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements. These suppliers and contract manufacturers may encounter problems during manufacturing for a variety of reasons, including as a result of public health crises such as the recent COVID-19 pandemic, labor disputes, work stoppages, damage or interruption from fires, severe weather or other natural disasters, vandalism, terrorism or other political hostilities, any of which could delay or impede their ability to meet our demand. These suppliers and contract manufacturers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Further, we maintain limited volumes of inventory from most of our suppliers and contract manufacturers. If we inaccurately forecast demand for finished goods, we may be unable to meet customer demand which could harm our competitive position and reputation. Further, if we fail to effectively manage our relationships with our suppliers and contract manufacturers, we may be required to change suppliers or contract manufacturers. While we believe replacement suppliers exist for all materials, components and services necessary to continue manufacturing Tablo, establishing additional or replacement suppliers for any of these materials, components or services could be time-consuming and expensive, may result in interruptions in our operations and product delivery, may affect the performance specifications of Tablo or could require that we modify Tablo’s design. Even if we are able to find replacement suppliers, we will be required to verify that the new supplier maintains facilities, procedures and operations that comply with our quality expectations and applicable regulatory requirements. Any of these events could require that we obtain a new regulatory authority approval before we implement the change, which could result in further delay and which may not be obtained at all. If our third-party suppliers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality on a timely basis, the continued commercialization of Tablo, the supply of our products to customers and the development of any future products will be delayed, limited or prevented, which could have a material adverse effect on our business, financial condition and results of operations.

For example, we have worked closely with our manufacturing partners and suppliers to enable us to source key components and maintain appropriate inventory levels to meet customer demand, and have not experienced material disruptions in our supply chain to date. However, macroeconomic factors such as rising inflation, increasing labor costs, and surges and shifts in consumer demand, have disrupted the operations of certain of our third-party suppliers, resulting, in some cases, in increased lead times and higher component costs. We faced increased supply chain constraints during late 2021, resulting in increased transportation and related costs associated with delivering adequate supply of Tablo treatments to our customers from our contract manufacturing partner in Southeast Asia. During 2023, we saw moderation in these costs. Moreover, we believe that localizing production of a majority of Tablo cartridges in Mexico (to our Mexico-based contract manufacturer and, more recently, in-house at our manufacturing facility) has helped achieve cost reductions through lower freight costs, further our long-term gross margin expansion and supply continuity strategies and improve the flexibility of our operations. However, we may face increased supply chain constraints in the future, which could negatively impact our ability to meet customer demand on a timely basis, result in customer dissatisfaction and adversely impact our operating margins and results of operations.

If we fail to provide strong product performance, customer dissatisfaction could adversely affect our reputation and results of operations.

We need to maintain and continuously improve the performance and reliability of Tablo to achieve our profitability objectives. Poor product performance and reliability could lead to customer dissatisfaction, adversely affect our reputation and revenues, and increase our service and distribution costs and working capital requirements. Software and hardware incorporated into Tablo may contain errors or defects, especially when first introduced and while we have made efforts to test this software and hardware extensively, we cannot assure that the software and hardware, or software and hardware developed in the future, will not experience errors or performance problems. In addition, with our relatively recent transition to manufacturing Tablo consoles and a majority of Tablo cartridges at our facility in Mexico operated in collaboration with TACNA, we are more exposed to risks relating to product quality and reliability as we continue to refine our manufacturing processes. Like all transitions of this nature, they could increase our costs in the near-term and accordingly adversely affect our business, financial condition and results of operations.

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
•
demonstrate Tablo’s economic, clinical, compliance and operational benefits relative to outsourcing dialysis services; and
•
overcome the adverse impact in the field from the Warning Letter and our distribution pause on TabloCart with Prefiltration which created a certain amount of marketplace confusion (exacerbated, we believe, in some cases by our competitors) particularly regarding Tablo’s use in the intensive care unit (ICU).

In addition, competitors, including those with greater financial resources than ours, could acquire, combine with or partner with other companies to gain enhanced name recognition and market share, as well as new technologies, products or services that could effectively compete with our existing solutions, which may cause our revenue to decline and would harm our business. For example, in April 2023, Medtronic and DaVita launched a new independent company focused on kidney care, and in August 2022, Fresenius Health Partners (the value-based care division of Fresenius), InterWell Health and Cricket Health, Inc. merged the three businesses into a new independent company focused on kidney care. In the future, we may also face competition from new entrants or companies spun off from our larger competitors. For example, in January 2023, Baxter announced its plans to spin off its renal care business unit into a new independent company.

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

More generally, the development of viable medical, pharmacological and technological advances in treating or preventing kidney failure may also limit the opportunity for Tablo and our services. While kidney transplantation is the treatment of choice for most patients with ESRD, it is not currently a viable treatment for most patients. This may change, however, with the development of new medications designed to reduce the incidence of kidney transplant rejection, progress in using kidneys harvested from genetically engineered animals as a source of transplants as demonstrated by the first pig-to-human kidney transplant in 2021, and other advances in kidney transplantation. Moreover, developments in the healthcare marketplace related to new or innovative technologies, drugs and other treatments have the potential to impact the rate of growth of the ESRD patient population or otherwise reduce demand for dialysis treatments. For example, in October 2023, a pharmaceutical manufacturer announced the early termination of its study, which sought to demonstrate the effectiveness of its glucagon-like peptide (GLP-1) receptor agonist indicated for type 2 diabetes in delaying the progression of CKD and lowering the risk of cardiovascular mortality, as a result of the study having met certain endpoints. This development generated uncertainty in the marketplace with respect to the potential impact of these or other similar classes of drugs or new classes of drugs or treatments on the rate of growth of the ESRD patient population. We believe increased adoption of GLP-1 receptor agonists has the potential to reduce cardiovascular disease and events, which is the leading cause of mortality amongst patients with chronic kidney disease and on dialysis, resulting in lower mortality rates and likely an increase in the ESRD patient population over time. However, any sustained or significant decline in the rate of growth of the ESRD patient population or demand for Tablo, whether as a result of developments related to new or innovative technologies, drugs, treatments or otherwise, may adversely impact our business, results of operation, financial condition, cash flows and stock price.

We may face additional costs, loss of revenue, significant liabilities, harm to our brand, decreased use of our platform and business disruption if there are any security or data privacy breaches or other unauthorized or improper access.

In connection with various facets of our business, we collect and use a variety of personal information as part of the Tablo data ecosystem, such as name, street address, email addresses, mobile telephone number, and prescription information. Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers, suppliers or other partners. Despite the implementation of security measures, our internal computer systems and those of our third-party service providers, suppliers and other partners are vulnerable to damage from computer viruses, hacking and other means of unauthorized access, denial of service and other attacks, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Further, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who may work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition to unauthorized access to or acquisition of personal information, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. Any failure to prevent or mitigate security breaches or improper access to, or use or disclosure of, our data or consumers’ personal information, including information hosted by third party service providers such as Amazon Web Services (AWS), could result in significant liability under applicable data protection laws, such as state breach notification laws and the HIPAA and its implementing regulations. Such an incident may also cause a material loss of revenue from the potential adverse impact to our reputation and brand, affect our ability to retain or attract new users of Tablo and potentially disrupt our business, as well as require significant expenditure of resources to contain, mitigate and remediate the incident. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently or may be designed to remain dormant until a predetermined or other future event and often are not recognized until launched against a target, we and our partners may be unable to anticipate these techniques or to implement adequate preventative measures. Further, we do not have any direct control over the operations of the facilities or technology of AWS or our other cloud and service providers. Our systems, servers and platforms, those of our cloud service providers, and Tablo’s two-way wireless communication system, may be vulnerable to computer viruses or physical or electronic break-ins that our or their security measures may not detect or effectively block, and may be breached due to the actions of outside parties, employee error or misconduct, malfeasance, or a combination of these and, as a result, an unauthorized party may obtain access to our data or the personal information maintained by us or on our behalf. Additionally, outside parties may attempt to fraudulently induce employees to disclose sensitive information in order to gain access to the data and personal information we maintain, including through phishing or smishing attacks. Threat actors, including individuals, criminal groups, state sponsored actors or others may be able to circumvent such security measures and misappropriate our confidential or proprietary information, disrupt our operations, corrupt our data, damage our computers or otherwise impair our reputation and business. Although we currently invest in our resources and infrastructure, we may need to expend significant resources and make significant capital investment in the future to protect against security breaches or to mitigate the impact of any such breaches. In addition, to the extent that our cloud and other service providers experience security breaches that result in the unauthorized or improper use of confidential information, employee information or personal information, we may not be indemnified for any losses resulting from such breaches. If we are unable to prevent or mitigate the impact of such security breaches or other cyber events that impact our operations, our ability to attract and retain new customers, patients, and other partners could be harmed, as they may be reluctant to entrust us with their data, and we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business or other adverse consequences.

We may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2023, we had 480 full-time employees. We may not be able to recruit and train additional qualified personnel and expand our operations in the timeframe that we desire for various reasons which include our limited financial resources, the impact of macroeconomic conditions on us or our customers, or any inability to overcome the adverse impacts of regulatory, competitive or other challenges. Our growth may, instead, require us to leverage and optimize our existing personnel while increasing the scale of our operations in an effort to grow our revenue and expand gross margins. If we are unable to effectively manage our growth in the face of these challenges, the execution of our business plans could be delayed, which would have a material adverse effect on our business, financial condition and results of operations.

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

Our long-term growth will require us to shift patients’ and the medical community’s understanding and view of home hemodialysis and will require greater acceptance of home hemodialysis from patients as compared to current levels, physicians who are willing to prescribe home hemodialysis, and dialysis centers that are willing to support home hemodialysis growth. Most dialysis centers presently do not have the infrastructure to support a significant home hemodialysis patient population, including the availability of home hemodialysis training nurses, and may not be motivated to invest in home hemodialysis programs. The nationwide shortage of nurses and other clinical personnel poses increased challenges for dialysis centers looking to retain or attract the staff necessary to support a home hemodialysis program. We will need to continue to devote significant resources to support the expansion of the home hemodialysis market, but these efforts ultimately may not be successful.

We traditionally have had significant customer concentration.

For the year ended December 31,2023, our largest customer accounted for 13% of revenues. There are risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the level of demand for Tablo that will be generated by any of these customers in the future. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. Furthermore, because our business model consists of an upfront capital purchase by our customers, and relatively lower recurring revenue from future sales of consumables and services, revenues from these larger customers may not represent a substantial portion of our revenues in future periods. These customers could also potentially pressure us to reduce the prices we charge for Tablo, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If any of our largest customers terminates its relationship with us, such termination could negatively affect our revenues and results of operations.

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

To ensure adequate inventory supply, we must forecast inventory needs and manufacture Tablo consoles and Tablo cartridges based on our estimates of future demand for Tablo. Our ability to accurately forecast demand for Tablo could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for Tablo or for products of our competitors, our failure to accurately forecast customer acceptance of new products, potential disruption in our supply chain from regional or global public health crises such as the recent COVID-19 pandemic, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for Tablo, our supply chain, manufacturing partners and/or internal manufacturing team may not be able to deliver components and products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, which will adversely affect our business, financial condition and results of operations.

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide such as the recent COVID-19 pandemic could adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. For example, precautionary measures designed and in recent years implemented to contain the spread and mitigate the impact of COVID-19, such as travel restrictions, “shelter-in-place” orders, quarantines and business shutdowns impacted many of the regions in which we, our customers and our suppliers operate. Disruptions or potential disruptions to our business from a future pandemic include the inability of our suppliers to manufacture components and parts and to deliver these to us on a timely basis, or at all; disruptions in our production schedule and ability to manufacture and assemble products; inventory shortages or obsolescence; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business; delays in growing or reductions in our sales organization, including through delays in hiring, lay-offs, furloughs or other losses of sales representatives; business adjustments or disruptions of or to certain third parties, including suppliers and customers; delays to any clinical trials we are conducting or plan to conduct; delays in our ability to timely submit 510(k) notifications or PMAs or PMA supplements, as applicable, and to obtain clearance or approval from the FDA to market our products; and additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture Tablo.

In addition, a pandemic, epidemic or other outbreak could disrupt our business operations and adversely impact the health and availability of our workforce. For example, in response to the recent COVID-19 pandemic, we made modifications to our normal operations, employing precautionary measures designed to help protect our employees while providing ongoing support for our customers and their patients. Among other measures, we restricted non-essential travel of our employees and asked the majority of our employees to work from home. If significant or critical portions of our workforce become unable to work effectively, or at all, as a result of a future pandemic, including because of illness, quarantines, facility closures, ineffective remote work arrangements or technology failures or limitations, our operations would be materially adversely impacted.

Moreover, the recent COVID-19 pandemic resulted in, and future pandemics, epidemics or other outbreaks may result in, significant disruption of global financial markets, which could result in a reduction in our ability to access capital and delays in payments of outstanding receivables that could adversely affect our liquidity. While the potential economic impact brought by, and the duration of any pandemic, epidemic or outbreak may be difficult to assess or predict, a recession or market correction resulting from the spread of an infectious disease, including COVID-19 or the resurgence of it, could materially affect our business. Such economic recession could very likely have a material adverse effect on our long-term business.

Natural or man-made disasters and other similar events may significantly disrupt our business, and negatively impact our business, financial condition and results of operations.

A significant portion of our employee base, operating facilities and infrastructure are centralized in Northern California. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, wildfires, floods, nuclear disasters, riots, acts of terrorism or other criminal activities, infectious disease outbreaks or pandemic events, such as the recent COVID-19 pandemic, power outages and other infrastructure failures, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could adversely affect our business and results of operations and harm our reputation. Moreover, although we have disaster recovery plans, they may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business and results of operations. In addition, our facility in Mexico and the facilities of our suppliers and manufacturers may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or otherwise materially and adversely affect our business.

Inadequate training of, and improper use of Tablo by, nurses, dialysis technicians, care partners and patients may lead to negative patient outcomes, affect use of Tablo and adversely affect our business.

The success of Tablo depends in part on the proper training and use of Tablo by nurses and dialysis technicians in the acute setting and patients and care partners in the home setting. We train nurses and dialysis technicians on the appropriate use of Tablo, as well as how to train other users, including patients and care partners who use Tablo in the home setting, on the appropriate use of Tablo. If nurses and dialysis technicians, including those we train directly and those trained by others, or patients and care partners, who are not trained by us directly, use Tablo inappropriately or incorrectly, or with supplies that are not compatible with Tablo or without adhering to or completing training sessions, patient outcomes may not be consistent with expected results. This may result in adverse events, including reduced treatment efficacy, and may negatively impact the perception of patient benefit and safety and limit adoption of Tablo, which would have a material adverse effect on our business, financial condition and results of operations. In addition, we may face liability for inadequate training and training materials for nurses and other providers who use our products.

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
•
the cost of manufacturing Tablo, which may vary depending on the quantity of production, the terms of our agreements with third-party suppliers and manufacturers, costs of raw materials and components, and any related foreign currency impact;
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
•
the impact, if any, that public health crises such as the recent COVID-19 pandemic may have on our operations, financial results and the number of patients treated;

•
the timing and cost of, and level of investment in, research, development, licenses, regulatory approval, commercialization activities, acquisitions and other strategic transactions, or other significant events relating to Tablo, which may change from time to time;
•
our ability to leverage and optimize our existing sales force, and the speed at which any newly hired salespeople become effective, and the cost and level of investment therein;
•
the timing and cost of obtaining and maintaining regulatory approvals or clearances for our products or product enhancements, or other regulatory actions with respect to our products (such as the Warning Letter we received in July 2023 and our subsequent pause on the distribution of TabloCart with Prefiltration);
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

We use Amazon Web Services to support Tablo’s cloud connectivity and any disruption of service could interrupt or delay our ability to receive and deliver certain treatment and reporting information from and to providers and patients.

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

We may require additional financing to fund working capital and pay our obligations. While we entered into two senior secured credit facilities on November 3, 2022, which provide for (i) up to $250.0 million of term loans (the SLR Term Loan Facility) pursuant to a loan and security agreement with certain lenders and SLR Investment Corp., as agent (the SLR Loan Agreement) and (ii) up to a $50.0 million asset-based revolving credit facility (the SLR Revolver, together with the SLR Term Loan Facility, the SLR Credit Facilities) pursuant to a credit agreement with Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL, as lender (the SLR Revolving Credit Agreement, together with the SLR Loan Agreement, the SLR Credit Facility Agreements), we have already borrowed $200.0 million of term loans and the additional $100.0 million borrowings under the SLR Credit Facilities is subject to us achieving certain net revenue milestones and obtaining lenders’ credit approval. We may seek to raise any necessary additional capital through a combination of public or private equity offerings or debt financings. There can be no assurance, however, that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If adequate funds are not available on acceptable terms when needed, we may be required to significantly reduce operating expenses, which may negatively affect our business, financial condition and results of operations. If we do raise additional capital through public or private equity or convertible debt offerings, such offerings could result in dilution, including potentially significant dilution, of the ownership interest of our existing stockholders, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing (including through refinancing our existing debt), we may be subject to, among other things, an increase in our interest expense which may negatively affect our cash flow and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available on reasonable terms, or at all.

The terms of our credit agreement require us to meet certain operating and financial covenants, place restrictions on our operating and financial flexibility and subject us to interest rate risk, and our ability to access additional borrowings is subject to us achieving certain net revenue milestones and obtaining lenders’ credit approval.

We entered into the SLR Credit Facilities on November 3, 2022, which provide for (i) up to $250.0 million of term loans pursuant to the SLR Loan Agreement and (ii) up to a $50.0 million asset-based revolving credit facility pursuant to the SLR Revolving Credit Agreement. We have already borrowed $200.0 million of term loans and the additional $100.0 million of borrowings under the SLR Credit Facilities is subject to us achieving certain net revenue milestones and obtaining lenders’ credit approval. If we achieve a certain net revenue milestone, calculated on a trailing six-month basis (First Revenue Milestone), on or before June 30, 2024 and the additional tranche under the SLR Revolver has been approved, we will be permitted to borrow up to an additional $50.0 million under the SLR Credit Facilities. If we achieve a subsequent additional net revenue milestone, calculated on a trailing six-month basis (Second Revenue Milestone, and together with First Revenue Milestone, the Revenue Milestones), on or before June 30, 2025 and obtain lenders’ credit approval, we will be permitted to further borrow up to an additional $50.0 million under the SLR Credit Facilities. If we fail to achieve either or both of these Revenue Milestones or obtain lenders’ credit approval, we will not be able to access the remaining $100.0 million of borrowings under the SLR Credit Facilities. The SLR Credit Facilities are secured by substantially all of our assets, including all of our intellectual property, subject to certain exceptions. The SLR Credit Facility Agreements contain a number of restrictive covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. In addition, as principal amounts outstanding under each of the SLR Term Loan Facility and the SLR Revolver accrue interest at variable interest rates tied to SOFR, any borrowings under the facilities will be subject to interest rate risk. An adverse change in interest rates for our borrowings could increase our future borrowing costs which may restrict our access to capital in the future and, ultimately, could adversely affect our financial condition and results of operations. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations ‒ Liquidity and Capital Resources ‒ Debt Obligations ‒ SLR Debt Financing.”

The SLR Credit Facility Agreements contain customary representations and warranties and affirmative covenants and also contain certain restrictive covenants, including, among others, limitations on: the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt, transactions with affiliates and changes to our type of business, management of the business, control of the business or business locations. The SLR Credit Facility Agreements also include a financial covenant that, beginning with the fiscal quarter ending December 31, 2023, requires us to either (i) maintain certain levels of cash and cash equivalents in accounts subject to control agreements in favor of Agent and ABL Lender of at least the sum of (a) 50% of the outstanding obligations under the SLR Term Loan Facility and (b) the amount of the Company’s accounts payable that have not been paid within 120 days from the invoice date thereof or (ii) generate net product and product related revenue in excess of specified amounts and maintain gross profit margins in excess of specified percentages, in each case, for applicable measuring periods. The SLR Credit Facility Agreements also contain customary events of default. If we fail to comply with such covenants, payments or other terms of either SLR Credit Facility Agreement, our agent or lender, as applicable, could declare an event of default, which would give it the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, our agent or lender, as applicable, would have the right to proceed against the assets we provided as collateral pursuant to the SLR Loan Agreement or SLR Revolving Credit Agreement, as applicable. If the debt under either SLR Credit Facility Agreement was accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay this debt, which would harm our business and financial condition.

Performance issues, service interruptions or price increases by our shipping carriers and warehousing providers could adversely affect our business and harm our reputation and ability to provide our services on a timely basis.

Expedited, reliable shipping and secure warehousing are essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of Tablo to our customers and for tracking of these shipments, and from time to time require warehousing for our products. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any systems, it would be costly to replace such systems in a timely manner and such occurrences may damage our reputation and lead to decreased demand for Tablo and increased cost and expense to our business. In addition, any significant increase in shipping or warehousing rates could adversely affect our operating margins and results of operations. For example, in late 2021, surges and shifts in consumer demand as the economy reopened, further exacerbated by COVID-19 outbreaks and protocols, strained the global freight network and placed significant stress on air, ocean and freight ground carriers, resulting in increased freight costs associated with our transportation of Tablo cartridges. If freight costs escalate and/or remain high for a sustained period of time, our operating margins and results of operations would be adversely impacted. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery or warehousing services we use would adversely affect our ability to process orders for Tablo on a timely basis.

We bear the risk of warranty claims on Tablo.

We bear the risk of warranty claims on Tablo. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or any recovery from such vendor or supplier may not be adequate. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in costs to us.

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

If we fail to retain our sales and marketing personnel, fail to increase our sales and marketing capabilities or develop broad awareness of Tablo in a cost-effective manner, we may not be able to generate revenue growth.

We have limited experience marketing and selling Tablo. We currently rely on our direct sales force to sell Tablo in the United States, and any failure to maintain, leverage and optimize our direct sales force will negatively affect our business, financial condition and results of operations. The members of our direct sales force are highly trained and possess substantial technical expertise, which we believe is critical in increasing adoption of Tablo. The members of our U.S. sales force are at-will employees. The loss of these personnel to competitors, or otherwise, will negatively affect our business, financial condition and results of operations. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise in replacement personnel, it may negatively affect our business, financial condition and results of operations. In addition, our services revenue is dependent in part on our FSEs, and any failure to maintain, or adequately train, our team of FSEs could negatively impact our services revenue.

In order to generate future growth, we plan to leverage and optimize our sales and marketing infrastructure to increase the number of customers that adopt Tablo. In addition, identifying and recruiting qualified sales and marketing personnel and training them on Tablo, on applicable federal and state laws and regulations and on our internal policies and procedures requires significant time, expense and attention. It often takes several months or more before a sales representative is fully trained and productive. Our sales force may subject us to higher fixed costs than those of companies with competing techniques or products that utilize independent third parties, which could place us at a competitive disadvantage. It will negatively affect our business, financial condition and results of operations if our efforts to expand and train our sales force do not generate a corresponding increase in revenue, and our higher fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for Tablo. In addition, our ability to generate revenue growth depends on the success of our efforts to further evolve our commercial infrastructure and sales processes to support the growth of our business in the home and acute markets. Any failure to hire, develop and retain talented sales personnel, to achieve desired productivity levels in a reasonable period of time or timely reduce fixed costs, or to evolve and scale our commercial infrastructure and sales processes, could negatively affect our business, financial condition and results of operations. Our ability to increase our customer base and achieve broader market acceptance of Tablo will depend to a significant extent on our ability to expand our marketing efforts. We plan to dedicate significant resources to our marketing programs. It will negatively affect our business, financial condition and results of operations if our marketing efforts and expenditures do not generate a corresponding increase in revenue. In addition, we believe that developing and maintaining broad awareness of Tablo in a cost-effective manner is critical to achieving broad acceptance of Tablo. Promotion activities may not generate patient or physician awareness or increase revenue, and even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the physician acceptance necessary to realize a sufficient return on our brand building efforts, or to achieve the level of brand awareness that is critical for broad adoption of Tablo.

Litigation and other legal proceedings may adversely affect our business.

From time to time we may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. For example, on July 8, 2022, a purported stockholder class action lawsuit was filed against the Company, our Chief Executive Officer, Chief Financial Officer and former Chief Financial Officer, in the U.S. District Court for the Northern District of California alleging that the defendants violated federal securities laws by making false or misleading statements regarding the Company’s regulatory studies of Tablo for at home use and the Company’s prospects related to the sale of the system for at home use. On September 7, 2022, the plaintiff filed a notice of voluntary dismissal of this action without prejudice, and this action is now concluded. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for Tablo, even if the regulatory or legal action is unfounded or not material to our operations.

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

As of December 31, 2023, we had U.S. federal and state net operating loss (NOL) carryforwards of $643.4 million and $380.2 million, respectively. If not utilized, our U.S. federal NOLs generated in taxable years beginning before 2018 will begin to expire in 2024 and our state NOLs began to expire in 2024. Deductibility of U.S. federal NOLs generated in taxable years beginning after 2017 and used in taxable years beginning after 2020 do not expire but are limited to 80% of our taxable income before the deduction of such NOLs. As of December 31, 2023, we also had U.S. federal and state research and development credits of $8.8 million and $7.5 million, respectively. Our U.S. federal research and development credits will begin to expire in 2030. State research and development credits do not expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) a corporation that undergoes an ownership change, generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. Similar rules may apply under state tax laws. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any future carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the existing NOLs, research and development credit carryforwards or future disallowed interest expense carryovers, even if we attain profitability. Any limitation on using NOLs could adversely impact operating results and result in our retaining less cash after payment of U.S. federal and state income taxes.

Risks Related to Governmental Regulation

We are subject to risks related to the warning letter we recently received from the FDA and the pause we recently implemented on the distribution of TabloCart with Prefiltration.

In July 2023, we received a warning letter (the “Warning Letter”) from the FDA that raised two observations. The first observation asserts that certain content reviewed by the FDA and found on our website promotes CRRT, a modality outside of the current indications for Tablo. The second observation asserts that TabloCart with Prefiltration requires prior 510(k) clearance for marketing authorization. TabloCart with Prefiltration is an accessory to Tablo launched in the third quarter of 2022.

We believe the concern raised by the first observation regarding CRRT promotion has been effectively addressed through a thorough review of existing promotional materials and practices. We believe the concern raised by the second observation regarding TabloCart with Prefiltration has been effectively addressed with two actions. First, although we evaluated TabloCart with Prefiltration prior to marketing and distributing the product and concluded that no marketing authorization was necessary, we paused distribution of TabloCart with Prefiltration pending the FDA’s review and clearance of a 510(k) application. Second, we submitted to the FDA a 510(k) application for TabloCart with Prefiltration in September 2023, and have been engaged in constructive interactive review with the FDA reviewing team. In addition, we have provided monthly updates to the FDA as to the status of these Warning Letter-related workstreams since July 2023, and believe we have taken appropriate measures to resolve the matters raised in the Warning Letter.

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

Moreover, even if we are able to expeditiously and definitively resolve the Warning Letter, we will continue to incur incremental expenses relating to doing so, and we have experienced and expect to continue to experience related disruptions to our business, including reputational harm, customer uncertainty regarding the matters addressed in the Warning Letter and diversion of management’s time and attention. Furthermore, our business and operations have experienced and may continue to experience disruptions as a result of our pause on the distribution of TabloCart with Prefiltration, including reputational harm and adverse impacts on our bookings and revenues, and may experience further disruptions which could include adverse impacts on our backlog, our ability to expand customer relationships or attract new customers, as well as reduced demand for TabloCart and/or, potentially, Tablo. Any of these factors could materially and adversely affect our results of operations, financial condition and growth prospects. For example, beginning in the third quarter of 2023, we observed more customers than we anticipated choosing to defer their Tablo console purchasing and installation until TabloCart with Prefiltration becomes available again, and we also experienced marketplace confusion in relation to the Warning Letter (exacerbated, we believe, in some cases by our competitors), particularly regarding Tablo’s use in the ICU. These factors, combined with other macroeconomic factors, served to elongate our sales cycle and the timing of delivery and installations which, in turn, had an adverse impact on our bookings and revenues for the second half of 2023. We anticipate that the negative impacts from the Warning Letter and our distribution pause will continue into 2024. Moreover, these risks and adverse impacts will be exacerbated if the FDA’s review of our pending 510(k) application for TabloCart with Prefiltration and the current distribution pause (or any mandated distribution pause by the FDA) continues for an extended period of time, or if the FDA ultimately does not grant clearance of our 510(k) application.

As we continue to modify Tablo from time to time, such modifications may require new clearances or approvals from the FDA, which we may not be able to obtain on a timely basis or at all.

Although we currently market our products exclusively under 510(k) clearances, modifications to Tablo and associated consumables may require new regulatory approvals or clearances, including additional 510(k) clearances, de novo classification, or approval of PMAs or PMA supplements. As we continue to modify Tablo from time to time, we may determine that such modifications could significantly affect safety and effectiveness of the device or represent a major change in its intended use and thereby require new 510(k) clearances. Further, even in instances where we determine modifications to Tablo do not require a new 510(k) clearance or a PMA, the FDA may review our decision and disagree, or otherwise determine on its own initiative that a new clearance or approval is required. In this case, we may ultimately be required to make additional changes to Tablo, we may need to submit a new 510(k) application or a PMA and obtain clearance or approval, we may be required to temporarily suspend shipment of, withdraw or recall Tablo until such clearance or approval is obtained (which may not happen in a timely manner or at all), and/or we may be subject to other enforcement actions or proceedings and litigation, all of which would materially and adversely disrupt and harm our business and future growth. Where we determine that modifications to Tablo do require a new 510(k) clearance from the FDA or PMA approval, we may not be able to obtain such clearance or approval in a timely manner, or at all. Obtaining clearances or approvals can be a time-consuming and costly process, which may in some cases require us to conduct clinical trials, and delays in obtaining required future clearances or approval could adversely affect our ability to make updates and enhancements to Tablo in a timely manner, which in turn would harm our future growth.

For example, since Tablo’s original clearance by the FDA for home use in March 2020, we have made certain changes to the device over time and, where appropriate, have submitted 510(k) applications for certain modifications to Tablo. In May 2021, we submitted a 510(k) application to the FDA covering the design changes for patient use in the home. In May 2022, after further discussions with the FDA and receiving indications that the clearance of this 510(k) application would be delayed beyond our original expectations, we implemented a shipment hold on the distribution and marketing of Tablo for use in the home environment pending the FDA’s review and clearance of this 510(k) application. In late July 2022, the FDA cleared this 510(k) application of Tablo for patient use in the home and we resumed marketing and shipping Tablo for home use.

Changes to the reimbursement rates for dialysis treatments and measures to reduce healthcare costs may adversely impact our business.

Our customers depend upon reimbursement by government and other third-party insurance payors for dialysis services using our products. With a vast majority of U.S. patients with ESRD covered by Medicare, the Medicare reimbursement rate is an important factor in a customer’s decision to use Tablo and limits the prices we may charge for our products. For patients with Medicare fee-for-service coverage, virtually all payments for renal dialysis services are currently made under a single bundled payment rate which provides a fixed payment rate to encompass virtually all goods and services provided during the dialysis treatment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic wage index, and other factors. The ESRD PPS is subject to rebasing, which can have a positive financial effect, or a negative one if the government fails to rebase in a manner that adequately addresses the costs borne by dialysis facilities. For example, on November 6, 2023, CMS issued a final rule updating the PPS to, among other things, increase the base rate from $265.57 to $271.02, an increase that CMS projects will increase the total payments to all ESRD facilities by 2.1% in CY 2024. Additionally, reimbursement rates and coverage policies under Medicare Advantage plans may also be subject to change. We cannot anticipate whether the government and/or Medicare Advantage plans will decrease payment rates in the coming years or if any future rate increases will adequately cover facilities’ costs, which could adversely harm our business.

Additionally, federal regulations provide for transitional add-on payment adjustments under the Medicare ESRD PPS for certain TPNIES. For home dialysis equipment, CMS provided a pathway for CRA to secure TPNIES. We applied for and received CRA TPNIES in connection with the use of Tablo by one patient per one machine in the home, pursuant to which Medicare paid 65% of the Medicare Administrative Contractor-determined pre-adjusted per treatment amount for two calendar years beginning with CY 2022. However, our TPNIES approval, which temporarily increased provider reimbursement, expired on December 31, 2023. We cannot fully assess the impact of the expiration of our TPNIES approval on our financial performance.

CMS rules limit the number of hemodialysis treatments paid for by Medicare Part B to three times a week, unless there is medical justification provided by the dialysis facility based on information from the patient’s physician for additional treatments. To the extent that over three treatments per week are prescribed for Tablo patients and Medicare contractors determine they will not pay for additional treatments, adoption of Tablo could be impaired. As there is not a uniform national standard for what constitutes medical justification, a clinic’s decision as to how much it is willing to spend on home dialysis equipment and services will be at least partly dependent on the number of weekly treatments prescribed for home dialysis, and if greater than three, the level of confidence the center has in the predictability of receiving reimbursement from Medicare for additional treatments per week based on submitted claims for medical justification.

Although most ESRD patients are currently covered by traditional Medicare, beginning January 1, 2021, when changes from the 21st Century Cures Act entered into effect, more dialysis patients were eligible to enroll in Medicare Advantage managed care plans. While Medicare Advantage plans must provide at least the same level of coverage for Medicare beneficiaries as traditional Medicare, reimbursement to dialysis facilities is most often higher than traditional Medicare with a wide range of variability in payment rates to providers. Reimbursement rates depend on each Medicare Advantage plan’s contracts and network agreements with each dialysis facility. In March 2023, CMS released the Announcement of CY 2024 Medicare Advantage Capitation Rates and Payment Policies. Among other changes, this announcement includes information about future Medicare Advantage rate increases and updates certain policies associated with risk adjustments.

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

Changes to the models of patient care, including an increased focus on treatments earlier in disease progression, may adversely affect our customers’ businesses and potentially decrease the demand for our product or result in additional pricing pressures. Further, with home dialysis as a growing trend in the industry and the implementation of the ETC Model, a failure to implement our expansion into home dialysis could have a material adverse impact on our business.

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

The FDA or other regulators could delay, limit, or deny clearance or approval of a device for many reasons, including:

•
our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that Tablo, or any other future device, and any accessories are substantially equivalent to a legally marketed predicate device or safe or effective for their proposed intended use;
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

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA enforces these regulatory requirements through, among other means, periodic unannounced inspections. We do not know whether we will be found compliant in connection with any future regulatory inspections. Moreover, the FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by any such agency, which may include any of the following sanctions:

•
adverse publicity, warning letters (such as the Warning Letter we received in July 2023), untitled letters, it has come to our attention letters, fines, injunctions, consent decrees and civil penalties;
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
•
criminal prosecution.

For example, the FDA conducted their first quality system inspection of our San Jose, California facility which concluded in February 2023. At completion, the FDA issued a Form FDA-483 identifying four inspectional observations. We provided our response plan to the FDA in March 2023 and have since completed the associated remediation workstreams to fully address these observations. We continue to provide the FDA with monthly updates as to the status of these 483-related workstreams. Although we believe we are in material compliance with the QSR and have addressed the observations identified in the Form-483, there is no guarantee that subsequent inspections of our facility by the FDA or other regulatory authorities will not result in similar observations with respect to our quality system, which could adversely affect our business.

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

Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects. For example, in May 2022, the FDA published a Letter to Healthcare Providers entitled "Potential Risk of Exposure to Toxic Compounds When Using Certain Hemodialysis Machines Manufactured by Fresenius Medical Care – Letter to Health Care Providers." In that communication, the agency stated that it is evaluating the potential risk of exposure to NDL PCBA and NDL PCBs with certain hemodialysis machines marketed in the United States. The FDA stated that the source of the NDL PCBAs and NDL PCBs is from the silicone tubing used as a part of the hydraulics in those machines and the dialysate lines. Although Tablo was not the subject of the FDA’s Letter to Healthcare Providers, the FDA reached out to Outset regarding the tubing used in Tablo. In a series of discussions with the FDA, the agency requested that we conduct a targeted analysis and a screening analysis on the tubing currently used in Tablo. After aligning with the FDA on testing and screening protocols, we are concluding our analysis of the data. In parallel, we filed a 510(k) application, and received subsequent 510(k) clearance from the FDA for, PCB-free silicone tubing in December 2023. During the first quarter of 2024, we intend to proactively initiate a workstream to replace the remaining few silicone segments in new and existing Tablo consoles with the new, PCB-free, silicone tubing. While we intend to continue to partner with the FDA on next steps and take appropriate action with respect to this matter, there is no assurance that the FDA will not publish a safety notice specific to Tablo, classify this action as a recall, require us to conduct a recall of previously marketed products, or subject us to other enforcement actions, any of which could damage our reputation and harm our business.

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

Our educational and promotional activities and training methods must comply with FDA and other applicable laws, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside of its cleared or approved indications is known as “off-label” use. Physicians may use Tablo off-label in their professional medical judgment, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our educational and promotional activities or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of warning letters, untitled letters, fines, penalties, injunctions, or seizures, any of which could have an adverse impact on our reputation and financial results. For example, one of the observations raised in the Warning Letter we received in July 2023 asserted that certain content reviewed by the FDA and found on our website promotes CRRT, a modality outside of the current indications for Tablo. We believe this concern has been effectively addressed through a thorough review of existing promotional materials and practices, however, there is no guarantee that the FDA will not issue similar warning letters to us or subject us to other regulatory or enforcement actions for marketing or promotion of Tablo that the agency deems improper in the future.

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

Legislative or regulatory reforms may make it more difficult and costly for us to obtain regulatory clearance or approval of any future products or product enhancements and to manufacture, market and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of planned or future products or product enhancements. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay regulatory clearance or approval of our product candidates or enhancements. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad.

Any change in the laws or regulations that govern the clearance and approval processes relating to our current, planned and future products or product enhancements could make it more difficult and costly to obtain clearance or approval for new products or to produce, market and distribute existing products. Significant delays in receiving clearance or approval or the failure to receive clearance or approval for any new products or enhancements would have an adverse effect on our ability to expand our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing clearance that we may have obtained and we may not achieve or sustain profitability.

For example, medical device cybersecurity continues to be an area of focus for and evolving guidance from the FDA. Specifically, the FDA recently finalized new cybersecurity guidance for medical device manufacturers, which we anticipate may necessitate additional time and cost for product development, submission and approval or clearance.

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
•
our current or future products may have undesirable side effects or other unexpected characteristics; and
•
impacts of regional or global public health crises such as the recent COVID-19 pandemic could adversely affect any clinical trials we are conducting or plan to conduct, including delays or difficulties in enrolling or onboarding patients, initiating clinical sites, or obtaining the requisite regulatory approvals, interruption of key clinical trial activities, or supply chain disruptions that delay or make it more difficult or costly to obtain the supplies and materials we need for clinical trials.

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

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and PII. These laws and regulations include HIPAA. HIPAA establishes a set of national privacy and security standards for the protection of PHI (as defined in HIPAA) by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract to provide specified services or perform a function for or on behalf of such covered entities. We are a business associate under HIPAA, and it is our policy to execute business associate agreements with our clients and our sub-business associates.

HIPAA requires covered entities and business associates, such as us, to develop and maintain policies with respect to the protection, use and disclosure of electronic PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and imposes certain notification and reporting requirements in the event of a data breach.

Violations of HIPAA may result in significant civil and criminal penalties. HIPAA also authorizes state attorneys general to file suits on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. OCR has recently increased its enforcement efforts on compliance with HIPAA, including the security regulations (Security Rule), bringing actions against entities which have failed to implement security measures sufficient to reduce risks to electronic protected health information or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans. We are also required to report known breaches of PHI consistent with applicable breach reporting requirements set forth in applicable laws and regulations.

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

In addition to HIPAA, numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of PII. Some of these laws and regulations may be preempted by HIPAA with respect to PHI, or may exclude PHI from their scope but impose obligations with regard to PII that is not PHI, and in some cases, can impose additional obligations with regard to PHI. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. Although these other laws include limited exceptions, including for PHI maintained by a covered entity or business associate, they may regulate or impact our processing of personal information depending on the context and increase our compliance costs and potential liability. Additionally, our machine learning and data analytics offerings may be subject to laws and evolving regulations regarding the use of artificial intelligence, controlling for data bias, and antidiscrimination.

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
•
regulatory actions with respect to our products or our competitors’ products, or announcements by us in relation to such regulatory actions (for example, the Warning Letter we received in July 2023 and our subsequent pause on the distribution of TabloCart with Prefiltration);
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

In addition, developments in the healthcare marketplace related to new or innovative technologies, drugs and other treatments have the potential to impact the rate of growth of the ESRD patient population or otherwise reduce demand for dialysis treatments, and uncertainty surrounding the development of such new technologies, drugs and other treatments may drive volatility in our stock price. For example, in October 2023, a pharmaceutical manufacturer announced the early termination of its study, which sought to demonstrate the effectiveness of its GLP-1 receptor agonist indicated for type 2 diabetes in delaying the progression of CKD and lowering the risk of cardiovascular mortality, as a result of the study having met certain endpoints. This development generated uncertainty in the marketplace with respect to the potential impact of these or other similar classes of drugs or new classes of drugs or treatments on the rate of growth of the ESRD patient population. The release of further information on GLP-1 receptor agonists and their potential application to kidney care, or the release of other information regarding current or future new or innovative technologies, drugs and other treatments may continue to drive volatility in our stock price.

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

Based on available information, we believe that, as of December 31, 2023, our executive officers, directors and 5% stockholders beneficially owned approximately 59% of the outstanding shares of capital stock. In addition, as of December 31, 2023, our executive officers and directors held options to purchase an aggregate of 1,470,776 shares of our common stock at a weighted-average exercise price of $12.41 per share, and 1,049,341 restricted stock units, which would give our officers and directors ownership of approximately 6% of our outstanding common stock as of December 31, 2023 if such awards were fully vested and exercised or settled in full (assuming over-achievement of any performance conditions). Therefore, these stockholders have the ability to influence us through this ownership position. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

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

Global macroeconomic conditions and the world’s financial markets remain susceptible to significant stresses, including global geopolitical instability (such as the current conflict between Russia and Ukraine and related economic and other retaliatory measures taken by the United States, European Union and others or the ongoing conflict between Israel and Hamas and in the Red Sea as well as the potential escalation or geographic expansion of such conflicts), pandemics (such as the recent COVID-19 pandemic), inflationary pressures (such as current inflation related to global supply chain disruptions), extreme weather conditions and natural disasters, market declines and uncertainty, fluctuating interest and foreign currency rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, and general uncertainty regarding the overall future economic environment. The ultimate impact of these conflicts on fuel prices, inflation, volatility of global financial markets, the global supply chain and other macroeconomic conditions is unknown and could materially adversely affect the availability and cost of materials, access to capital, global economic growth, consumer confidence and demand for our products and services.

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

Competition for skilled personnel in our market is intense and has recently intensified further due to industry trends in many areas where our employees are located. Further, the increased availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. Such competition may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. We may experience higher compensation costs to retain senior management and experienced personnel that may not be offset by improved productivity. Moreover, the restructuring of our organization which we substantially completed in the fourth quarter of 2023, and any future restructurings intended to improve operational efficiencies and operating expenses, may adversely affect our ability to attract and retain employees. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have issued and may continue to issue equity awards that vest over time. The value to employees of equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Our employment arrangements with our employees provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We also do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

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

We believe that our culture has been and will continue to be a critical contributor to our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth.

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

The preparation of financial statements in conformity with the United States generally accepted accounting principles (U.S. GAAP) and our key metrics require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our financial statements include those related to allowance for credit losses, assessment of the useful life and recoverability of long-lived assets, warranty obligations, fair values of stock-based awards, warrants, contingent consideration, and income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

In addition, from time to time, we communicate certain initiatives and goals related to ESG matters. For example, in June 2023, we published our second full ESG Report, including updates on our ESG programs, priorities, initiatives, goals and performance. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in fully and accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. If we fail to satisfy the ESG-related expectations of investors, customers and other stakeholders or our initiatives or goals are not executed or achieved as planned, our reputation and financial results could be materially and adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

At Outset, we strive to protect the confidentiality, integrity and availability of the personal data entrusted to us. We continue to invest in our cybersecurity program in an effort to enhance our ability to prevent, detect, contain, and mitigate cybersecurity threats.

Risk Oversight

Oversight of our information security program, including oversight of risks related to cybersecurity threats and the assessment and management of such risks, is accomplished through a governance structure which includes our Board, Audit Committee, and executive management.

BOARD AND COMMITTEE OVERSIGHT

BOARD: One of the key functions of our Board is informed oversight of our risk management process. Our Board focuses on the overall risks affecting us and delegates responsibility for oversight of certain specific risks to its standing committees. For significant risks related to cybersecurity, the Board has delegated oversight responsibility to the Audit Committee.

Our full Board and Audit Committee are kept informed about significant risks related to cybersecurity, including enterprise-level risks from cybersecurity threats. The Board receives written updates, generally on a quarterly basis, regarding the status of our information security program. In addition, the Audit Committee receives in-person updates on our information security programs on at least an annual basis. These updates generally cover topics such as our cybersecurity strategy, the threat landscape, key cybersecurity risk areas facing the organization, any key findings of audits and testing, the status of key initiatives, as well as a review of any major incidents.

AUDIT COMMITTEE: Our Audit Committee is responsible for overseeing our major financial, legal, and regulatory risk exposures, which span a variety of areas, including cybersecurity.
MANAGEMENT Executive management plays a significant role in assessing and managing material risks from cybersecurity threats. Our Chief Technology Officer manages our information security program.
Executive leadership

Our Chief Technology Officer and the information security team periodically present information about the Company’s information security program, including program goals and actions, progress against key initiatives and key risks, to our executive leadership team. As described above, significant risks related to cybersecurity are escalated to the Audit Committee and/or the full Board as appropriate.

Cross-functional management engagement

We have established a committee comprised of leaders from key functions across the Company including, but not limited to, information security, IT, engineering, legal, regulatory, medical affairs, finance, research and development, operations, supply chain, marketing and people operations. This committee generally meets quarterly and is responsible for promoting a culture of awareness and accountability related to, among other things, information security. The committee also provides cross-functional input to facilitate the development, articulation, implementation and operation of information security risk management programs.

Governance of information security risks

We have also established a risk governance committee, which generally meets on a monthly basis. This committee, which is sponsored by the Chief Technology Officer, is comprised of Company associates from information security, information technology (IT), engineering, and other functions, who have experience in managing cybersecurity risks, who review the cybersecurity threat landscape, and who evaluate key emerging data security risks. The committee reviews certain cybersecurity-related risks facing the company; discusses open policy exceptions and key risk indicators; and manages cybersecurity risks presented by the information security team and proposed mitigation actions. Members of this committee review the key risks identified as an outcome of our cybersecurity risk management strategy described below.

Risk Management and Strategy

Our cybersecurity risk management program is designed to identify, assess, and manage reasonably foreseeable material risks facing Outset from cybersecurity threats. We identify cybersecurity risks in various ways, including but not limited to the ongoing monitoring of our systems using various technologies and processes, monitoring of emerging threats, third-party penetration testing of our device and systems, vulnerability scanning and assessments, and cross-functional risk discussions. We have also received Systems and Organizations Controls 2 (SOC 2) certification for Tablo cloud. We have developed processes to help us track, prioritize, and manage identified cybersecurity risks. For example, risks are defined, categorized, and assigned a risk rating based on potential impact and likelihood, which informs acceptance, mitigation or remediation actions which should be undertaken. The Risk Governance Committee reviews key identified risks and discusses related mitigation actions in response to such risks.

We have operationalized key processes to help us identify, assess, manage, and mitigate reasonably foreseeable risks from potential cybersecurity threats. For example:

•
USE OF THIRD PARTIES: We engage third-party cybersecurity consulting firms to assist us with various aspects of our cybersecurity risk management program. For example, we currently consult with third party firms to assist with our annual penetration testing for the Tablo device, Tablo cloud and IT infrastructure. In addition, In addition, we used a third-party audit firm accredited by the American Institute of Certified Public Accountants (AICPA) to support us in the

SOC 2 certification process for Tablo cloud. We also used a third-party firm to assist us with the National Institute of Standards and Technology (NIST) Federal Information Processing Standards (FIPS) 140-3 certification we are pursuing.
•
VENDOR ASSESSMENT: We leverage a third-party risk assessment tool to help us identify cybersecurity related risks associated with our use of certain third-party service providers.
•
INCIDENT PREPAREDNESS AND RESPONSE: We maintain a Cybersecurity Incident Response Plan (IRP) which establishes a framework designed to enable us to respond to cybersecurity incidents in a consistent, timely and effective manner. Our IRP outlines procedures for identifying, reporting, investigating, assessing, and responding to cybersecurity incidents, including incident response team formation, roles and responsibilities by department, and communication and escalation protocols. Depending on the severity of the cybersecurity incident, our IRP contemplates escalation to our executive leadership team and the Audit Committee and/or the full Board, as well as periodic briefings on developments related to the incident response. We periodically review and update our IRP and have conducted training of key team members regarding the IRP. In addition, we recently conducted a tabletop exercise to simulate a response to a cybersecurity incident.
•
SECURITY STANDARDS: Our IT and Tablo cloud security architecture are designed to comply with the HIPAA Security Rule. In addition, our Tablo cloud security architecture leverages recognized frameworks designed to protect customer data. For example, we have received SOC 2 certification for Tablo cloud, we are in the process of pursuing NIST FIPS 140-3 certification, and we are working to align our processes, protocols and software with the FDA’s recent cybersecurity guidance finalized in September 2023. We periodically examine our security controls and take steps to review, prioritize and address key compliance gaps where identified, using a risk-based approach.
•
TECHNICAL SAFEGUARDS: We perform information security maturity assessments and penetration testing for the Tablo device and Tablo cloud (including in connection with new product features and services), as well as for our IT infrastructure. We conduct vulnerability scans across key assets, core infrastructure, and endpoints to identify potential vulnerabilities and potential cybersecurity events. We assess and prioritize the remediation of vulnerabilities and other cybersecurity risks identified through these activities, using a risk-based approach.
•
INSURANCE: We maintain information security risk insurance coverage to mitigate potential losses in the event of a business disruption.
•
TRAINING: All Outset employees are assigned HIPAA and information security training as part of the new employee onboarding process and refresher training is assigned annually. Our IT team also conducts continuous automated phishing campaigns, which can trigger additional training for employees on how to recognize social engineering attempts (e.g., phishing, smishing, etc.). We track employee performance on phishing exercises to help us monitor the awareness of our employees and inform future training priorities. For employees whose jobs require access to sensitive data, including PHI, additional security training may be required.

Risks from Cybersecurity Threats

Our business relies on secure and continuous processing of information and the availability of our IT networks and IT resources, as well as critical IT vendors that support our technology and data processing operations. Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers. Attacks upon IT systems are increasing in their frequency, levels of persistence, sophistication, and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. We may face increased risks from cybersecurity threats due to our reliance on internet technology and the increased frequency of employees working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

We regularly monitor, defend against, and respond to cyber and other security threats to our networks and other information security incidents. Despite our information security efforts, our facilities, systems, servers, platforms and data, as well as those of our third-party cloud and other service providers and Tablo’s two-way wireless communication system, may be vulnerable to privacy and information security incidents and may be breached due to the actions of outside parties, employee error or misconduct, malfeasance, or a combination of these and, as a result, an unauthorized party may obtain access to our data or the personal information maintained by us or on our behalf. These include data breaches, viruses or other malicious code, exploitation of known or unknown vulnerabilities, coordinated attacks, data loss, phishing attacks, ransomware, denial of service attacks, insider threats or other security or IT incidents caused by threat actors, technological vulnerabilities, or human error. Additionally, outside parties may attempt to fraudulently induce employees to disclose sensitive information to gain access to the data and personal information we maintain. As of the date of this Annual Report, we are not aware of any material adverse impact to our business or operations from cybersecurity threats or incidents. We do, however, recognize that the cybersecurity landscape evolves rapidly and that we are not immune to such incidents. If we, or any of our third-party service providers, fail to comply with laws requiring the protection of sensitive personal information, or fail to safeguard and defend personal information or other critical data assets or IT systems, or if our incident response, containment or mitigation measures are inadequate in the face of a particular data security incident, we may face significant business interruptions, incur reputational damage, and be subject to regulatory enforcement and fines as well as private civil actions. We may be required to expend significant resources in the response, containment, mitigation of cybersecurity incidents as well as in defense against claims that our information security was unreasonable or otherwise violated applicable laws or contractual obligations. In addition, to the extent that our cloud and other service providers experience security breaches that result in the unauthorized or improper use of confidential information, employee information or personal information, we may not be indemnified for any losses resulting from such breaches. If we are unable to prevent or mitigate the impact of such security breaches or other cyber events that impact our operations, our ability to attract and retain new customers, patients, and other partners could be harmed, as they may be reluctant to entrust us with their data, and we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business or other adverse consequences.

In addition, manufacturing operations at our Mexico-based facility may also suffer disruptions from cybersecurity attacks, which could negatively impact our ability to produce Tablo consoles and cartridges, restrict or delay our ability to deliver products to our customers and meet our customers’ demand on a timely basis, and result in customer dissatisfaction, all of which would adversely impact our results of operations. Moreover, we use Amazon Web Services to support Tablo’s cloud connectivity and any disruption of service as a result of cybersecurity attacks could interrupt or delay our ability to receive and deliver certain treatment and reporting information from and to providers and patients. The continuing and uninterrupted performance of Tablo is critical to our success and any repeated or prolonged system failures may damage our reputation, reduce the attractiveness of Tablo to providers and patients, and result in decreased demand for Tablo, thereby adversely affecting our business, financial condition and results of operations.

For more information on the risks we face from cybersecurity threats and the potential impacts on our company, see the section above entitled “Risk Factors” under Part I, Item 1A, including the risk factor entitled “We may face additional costs, loss of revenue, significant liabilities, harm to our brand, decreased use of our platform and business disruption if there are any security or data privacy breaches or other unauthorized or improper access.”

Item 2. Properties.

We currently lease 40,413 square feet of office space for our corporate headquarters located in San Jose, California under a lease agreement that terminates in 2027. This facility supports research and development and general and administrative activities. In Tijuana, Mexico, we also lease 87,187 square feet of space for our manufacturing facility under a lease agreement that will expire in 2026 and 7,739 square feet of office space for certain research and development and general and administrative activities under a lease agreement that will expire in 2028.

We believe that these facilities are suitable and sufficient to meet our current and anticipated needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “OM” since September 15, 2020. Prior to that date, there was no public trading market for our common stock.

Holders of Common Stock

As of February 15, 2024, there were 102 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The following graph compares the cumulative total return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the S&P Healthcare Equipment Select Industry Index (SPSIHE) for the period from September 15, 2020 (the first day of trading of our common stock) through December 31, 2023. The graph assumes an investment of $100 on September 15, 2020 and its relative performance is tracked through December 31, 2023. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The offering price of our common stock in our initial public offering (IPO), which had a closing stock price of $60.68 on September 15, 2020, was $27.00 per share. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 40 MONTH CUMULATIVE TOTAL RETURN

Among Outset Medical, Inc., the NASDAQ Composite Index,
and the S&P Healthcare Equipment Select Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
9/15/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
Outset Medical, Inc.
NASDAQ Composite
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

We have elected to omit discussion of the earliest of the three years covered by the audited financial statements presented. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, located in our annual report on Form 10-K for the year ended December 31, 2022 for reference to discussion of the year ended December 31, 2022, the earliest of the three fiscal years presented.

Overview

Our technology is designed to elevate the dialysis experience for patients and help providers overcome traditional care delivery challenges. Requiring only an electrical outlet and tap water to operate, Tablo® Hemodialysis System (Tablo) frees patients and providers from the burdensome infrastructure required to operate traditional dialysis machines. The integration of water purification and on-demand dialysate production in a single 35-inch compact console enables Tablo to serve as a dialysis clinic on wheels. With a simple-to-use touchscreen interface, two-way wireless data transmission and a proprietary data analytics platform, Tablo is a holistic approach to dialysis care. Unlike existing hemodialysis machines, which have limited clinical versatility across care settings, Tablo can be used seamlessly across multiple care settings and a wide range of clinical applications. Tablo is cleared by the FDA for use in the hospital, clinic, or home setting.

Tablo leverages cloud technology, making it possible for providers to monitor devices remotely, view treatment data, perform patient and population analytics, and automate clinical recordkeeping. Tablo's wireless connectivity enables us to release training, new features and enhancements over-the-air without interventions by FSEs. Tablo’s connectedness allows continuous streaming of over 500,000 device performance data points to the cloud for every treatment. We use this data, in conjunction with our diagnostic and predictive algorithms, to monitor device performance, identify and diagnose failures and, in some instances, predict and prevent potential future device failures or malfunctions. In effect, this contributes to a reduction in service hours and an increase in device uptime.

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

We generate revenue from the placement of Tablo consoles along with accessories, and shipping and handling charged to customers, which revenue is recognized up-front. For the years ended December 31, 2023, 2022, and 2021, sales of our consoles, which includes Tablo consoles and accessories, accounted for 47%, 56% and 63% of our revenue, respectively. We also earn recurring revenue from sales of consumables, including Tablo cartridge, and services, which generates significant total revenue over the life of Tablo console. For the years ended December 31, 2023, 2022, and 2021, sales of our consumables accounted for 32%, 25% and 19% of our revenue, respectively, and sales of service and other accounted for 21%, 19% and 18% of our revenue, respectively.

We primarily sell our solutions through our direct sales organization, which covers most major metropolitan markets in the United States. Our sales organization is comprised of our capital sales team, responsible for generating new customer demand for Tablo, and our clinical sales team, responsible for driving utilization and fleet expansion of Tablo at existing customer sites. In addition, our field service team provides maintenance services and product support to our customers. Our field sales and service teams represent 48% of our total full-time employees as of December 31, 2023. The same sales organization and field service team drive Tablo penetration in both the acute and home markets. We believe the ability to leverage one team to serve both markets will result in significant productivity and cost optimization as we continue to scale our business.

Recent Developments

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

In July 2023, we received a warning letter (the “Warning Letter”) from the FDA that raised two observations. The first observation asserts that certain content reviewed by the FDA and found on our website promotes CRRT, a modality outside of the current indications for Tablo. The second observation asserts that TabloCart with Prefiltration requires prior 510(k) clearance for marketing authorization. TabloCart with Prefiltration is an accessory to Tablo launched in the third quarter of 2022. We believe the concern raised by the first observation regarding CRRT promotion has been effectively addressed through a thorough review of existing promotional materials and practices. We believe the concern raised by the second observation regarding TabloCart with Prefiltration has been effectively addressed with two actions. First, although we evaluated TabloCart with Prefiltration prior to marketing and distributing the product and concluded that no marketing authorization was necessary, we paused distribution of TabloCart with Prefiltration pending the FDA’s review and clearance of a 510(k) application. Second, we submitted to the FDA a 510(k) application for TabloCart with Prefiltration in September 2023. In addition, we have provided monthly updates to the FDA as to the status of these Warning Letter-related workstreams since July 2023, and believe we have taken appropriate measures to resolve the matters raised in the Warning Letter. We have not identified any safety issues with TabloCart with Prefiltration. While we remain committed to fully cooperating with the FDA to expeditiously and completely resolve the Warning Letter, we cannot guarantee that the FDA will be satisfied with our response or the remedial measures we have taken, nor can we give any assurances as to the timing of the resolution of such matters, including the clearance of the 510(k) application and our resumption of distribution of TabloCart with Prefiltration.

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

Market Acceptance of Tablo in Acute Setting

We plan to further broaden our installed base by continuing to target national and regional IDNs and health systems, sub-acute long-term acute care hospitals (LTACHs) and skilled nursing facilities (SNFs). In addition, we focus on driving utilization and fleet expansion with existing customers by providing an exceptional user experience delivered through our commercial team and a steady release of software enhancements that amplify Tablo’s operational reliability and clinical versatility. Our ability to successfully execute on this strategy, and thereby increase our revenue in the acute market, will depend on several factors. These factors include our ability to expeditiously resolve the Warning Letter, overcome the adverse impact in the field from the Warning Letter and our distribution pause on TabloCart with Prefiltration, as well as the success of our efforts to further evolve our commercial infrastructure and sales processes to support the growth of our business in the acute care market.

Expansion of Tablo within the Home Setting

We believe that a significant growth opportunity exists within the home hemodialysis market. We are partnering with innovative dialysis clinic providers, health systems and other adjacent healthcare providers who are motivated to grow their home hemodialysis population, and who share our vision of creating a seamless and supported transition to the home. We are also investing in market development over the longer term to expand the home hemodialysis market itself. The expansion of the home hemodialysis market and our ability to penetrate this market will be an important factor in driving the future growth of our business. In addition, the success of our efforts to expand within the home market, help grow new home programs and increase our revenue generated from home-based dialysis on the timeline that we anticipate will depend on several factors. These factors include our ability to further evolve our commercial infrastructure and sales processes as we scale our business in the home market.

Gross Margin

Our ability to expand our gross margins depends on: first, our ability to reduce the cost of Tablo consoles; second, our ability to continue to sell Tablo cartridges, services, and accessories for Tablo consoles; and third, our ability to reduce the cost of service. Over the past three years, we have moved the production of Tablo consoles and a majority of Tablo cartridges in-house at our manufacturing facility in Tijuana, Mexico which we operate in collaboration with TACNA as part of our cost reduction activities. This has helped further our long-term gross margin expansion and supply continuity strategies while reducing the costs of Tablo console production and improving the flexibility of our operations. We will continue our cost reduction activities by using our design, engineering, supply chain and manufacturing capabilities to help further advance and improve the efficiency of our manufacturing processes, lowering the cost of parts and components and lowering our costs of production. Further, we will continue to utilize our cloud-based data system, as well as enhanced product performance, to better support our field service team and drive down service costs per console. In addition, our ability to expand gross margins will depend in part on our ability to control the average selling prices of our products and services, including by selling higher-margin accessories, consumables and services. Our ability to expand gross margins depends on our ability to successfully execute these strategies.

Impacts of Macroeconomic Factors

Global macroeconomic conditions, including inflationary pressures, rising interest rates, increased labor costs, labor shortages and global supply chain disruptions, may impact our business and results of operations, and those of our customers, manufacturing partners and suppliers. As the duration and severity of these macroeconomic conditions remain uncertain and depend on various factors, we cannot predict what effects these macroeconomic conditions will ultimately have on our business and results of operations, our customers, or our suppliers.

Beginning in the third quarter of 2023, we began to observe an increasing number of our existing and prospective customers deferring their decisions to purchase Tablo in an environment of rising interest rates and more cautious capital spending. These deferrals served to elongate our sales cycle and the timing of delivery and installations, which, in turn, contributed to an adverse impact on our bookings and revenues for the second half of 2023, and we expect these negative impacts to continue into 2024. During 2022, our existing and prospective customers faced shortages of skilled nurses and other clinical personnel as well as increased labor costs, combined with economic pressures resulting from general economic and financial market conditions, primarily escalating inflation, tightening hospital operating budgets and increased scrutiny of capital purchase decisions, all of which generally have the effect of lengthening the average sales cycle and elongating the timing of installations. These factors negatively impacted our customer base on pipeline development and installation schedules, which, in turn, negatively impacted our bookings, delayed our shipments and adversely impacted our revenues for 2022. We have generally seen some stabilization in these challenging labor market dynamics for healthcare providers in 2023 as compared to the prior year. Moreover, we believe Tablo offers automation and ease-of-use benefits over traditional machines that can enhance our existing and potential customers’ ability to support their patient populations despite staffing shortages. However, if our customers continue to face prolonged periods of rising interest rates, capital budget constraints, volatility, uncertainty, staffing shortages, rising costs and other financial pressures, whether due to general macroeconomic conditions or otherwise, it could ultimately adversely impact our ability to expand existing customer relationships or attract new customers of Tablo, timely collect amounts due, effectively manage our inventory levels, and have a material adverse effect on our bookings, revenues, results of operations, financial condition, and, ultimately, our future growth and profitability.

In 2022, we launched a pilot clinical and administrative services program designed to help bridge our healthcare provider customers, particularly those challenged by staffing shortages, as they transition from using an outsourced inpatient dialysis provider to offering on-site inpatient dialysis services on their own. In return for a fair market value service fee, we assign members of our own employed nurses on a temporary basis to support participating providers to launch and manage an inpatient dialysis program using Tablo and, as full-time staff is hired, to help train and onboard those nurses. However, our pilot clinical and administrative services program may not be successful in achieving the objectives we intend and anticipate, may fail to meet our customers’ expectations, may not generate sufficient returns to justify our investment, or may result in unanticipated costs, which could harm our reputation and customer relationships, and adversely impact our operating margins and results of operations.

From a supply chain perspective, we have worked closely with our manufacturing partners and suppliers to enable us to source key components and maintain appropriate inventory levels to meet customer demand, and have not experienced material disruptions in our supply chain to date. However, macroeconomic factors such as rising inflation, increasing labor costs, and surges and shifts in consumer demand have disrupted the operations of certain of our third-party suppliers, resulting, in some cases, in increased lead times and higher component costs. We faced increased supply chain constraints during late 2021, resulting in increased transportation and related costs associated with delivering adequate supply of Tablo treatments to our customers from our contract manufacturing partner in Southeast Asia. During 2023, we saw moderation in these costs. Moreover, we believe that localizing production of a majority of Tablo cartridges in Mexico (to our Mexico-based contract manufacturer and, more recently, in-house at our manufacturing facility) has helped achieve cost reductions through lower freight costs, further our long-term gross margin expansion and supply continuity strategies and improve the flexibility of our operations. However, we may face increased supply chain constraints in the future, which could negatively impact our ability to meet customer demand on a timely basis, result in customer dissatisfaction and adversely impact our operating margins and results of operations.

Components of Operating Results

Revenue

We generate our revenue primarily from the sale of products and services. In addition, in limited instances, we may enter into console operating lease arrangements that contain lease and non-lease components. Our product and services revenues are generated primarily through direct sales to customers in the United States.

Product Revenue

We generate product revenue primarily from the sale of our Tablo consoles, including accessories, and the sale of related consumables, including Tablo cartridges. Our Tablo consoles and consumables are generally sold without the right of return. Revenue is recognized when control of our Tablo consoles is transferred, generally upon shipment, and excludes the value of the initial service agreement, which is recognized as service and other revenue over the term of the initial service agreement. Leases of Tablo consoles are considered operating leases and recognized as revenue over their lease term. Consumables are recognized primarily upon shipment. Revenue is recognized net of any sales incentive, rebates and any taxes collected from customers.

Service and Other Revenue

We generate service revenue primarily from service agreements for our Tablo consoles and other revenue from shipping and handling charged to customers. Under the service agreements, we provide maintenance, repair and training services, connectivity to our cloud infrastructure, including TabloHub, as well as software updates, when and if available, for Tablo consoles. The service agreements are typically entered into for a one-year term. Revenue from the sale of service agreements is recognized ratably over the service period.

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

Gross Profit and Gross Margin

We calculate gross margin as gross profit divided by total revenue. Our gross profit has been and will continue to be, affected by a variety of factors, including market conditions that may impact our pricing; product mix and average selling prices; excess and obsolete inventories; our cost structure for manufacturing operations relative to volume; inbound freight costs, and product warranty obligations. We expect our gross margin to increase over the long term to the extent that we are successful in our ability to lower production costs, that we generate recurring revenues from sales of our consumables and services, and that we can lower cost of service and other revenue as a percentage of revenue. We continue to use our design, engineering, and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which, if successful, we believe will lower production costs and enable us to increase our gross margin. While we expect gross margin to increase over the long term, we also anticipate it will likely fluctuate from quarter to quarter.

Operating Expenses

Research and Development

Research and development expenses primarily consist of personnel and related costs, regulatory fees, consulting services, laboratory supplies and materials expenses, and infrastructure costs including facilities, depreciation and information technology.

We plan to continue to invest in our research and development efforts to grow our economic and clinical evidence, enhance existing products and develop new products and service offerings and expect research and development expenses to vary over time, depending on the level and timing of the enhancement of the existing products and new product or service development initiatives. As a percentage of revenue, however, we expect research and development expenses to continue to decrease over the long-term primarily as, and to the extent, our revenue grows.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel and related costs, including sales commissions and travel. Other sales and marketing expenses include marketing and promotional activities, government affairs, costs of outside consultants, customer services costs, and infrastructure costs including facilities, depreciation, and information technology. Shipping and handling costs, as well as the associated personnel expenses, are included in sales and marketing expenses.

As we continue to drive the expansion of Tablo, we expect shipping and handling costs to also increase. Additionally, we will continue to invest in infrastructure to support our growth. As a result, we expect sales and marketing expenses to increase in absolute dollars in future periods. As a percentage of revenue, however, we expect sales and marketing expenses to continue to decrease over the long-term primarily as, and to the extent, our revenue grows.

General and Administrative

General and administrative expenses primarily consist of personnel and related costs, accounting and legal expenses, general corporate expenses, employee recruiting and training costs, and infrastructure costs including facilities, depreciation, and information technology. As a percentage of revenue, we expect general and administrative expenses to decrease over the long-term primarily as, and to the extent, our revenue grows.

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

Loss on Extinguishment of Term Loan

Loss on extinguishment of term loan is related to the repayment of the SVB Term Loan in November 2022, which included early prepayment and exit fees.

Provision for Income Taxes

Provision for income taxes primarily consists of foreign taxes in Mexico. We have a full valuation allowance for deferred tax assets, including net operating loss carryforwards and tax credits related primarily to research and development.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.

The following table sets forth, for the years indicated, our results of operations (in thousands):

	Years Ended December 31,
	2023	2022	2021
Revenue:
Product revenue	$103,537	$93,388	$84,312
Service and other revenue	26,839	21,987	18,290
Total revenue	130,376	115,375	102,602
Cost of revenue:
Cost of product revenue	74,454	82,510	84,639
Cost of service and other revenue	26,922	15,032	10,355
Total cost of revenue	101,376	97,542	94,994
Gross profit	29,000	17,833	7,608
Operating expenses:
Research and development	57,307	48,855	36,741
Sales and marketing	96,232	89,482	65,070
General and administrative	45,231	40,515	36,316
Total operating expenses	198,770	178,852	138,127
Loss from operations	(169,770)	(161,019)	(130,519)
Interest income and other income, net	10,171	3,291	498
Interest expense	(12,675)	(3,566)	(1,715)
Loss on extinguishment of term loan	—	(1,367)	—
Loss before provision for income taxes	(172,274)	(162,661)	(131,736)
Provision for income taxes	523	295	199
Net loss	$(172,797)	$(162,956)	$(131,935)

Revenue

	Years Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Revenue:
Product revenue	$103,537	$93,388	$10,149	11%
Service and other revenue	26,839	21,987	4,852	22%
Total revenue	$130,376	$115,375	15,001	13%

Product revenue increased by $10.1 million, or 11%, for the year ended December 31, 2023 as compared to the prior year. The increase was primarily due to a $13.4 million increase in consumables revenue attributable to the growth in our console installed base. This increase was partially offset by a $3.3 million decrease in console revenue which was primarily comprised of a $1.7 million decrease in console leasing revenue due to the expiration of certain lease agreements and lower number of consoles sold in the current year as compared to the prior year.

Service and other revenue increased by $4.9 million, or 22%, for the year ended December 31, 2023 as compared to the prior year. The increase was primarily due to services associated with the growth in our console installed base, which was partially offset by a $4.1 million decrease in service revenue from leased consoles due to the expiration of certain lease agreements.

Gross Profit and Gross Margin

	Years Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Gross profit and gross margin:
Gross profit	$29,000	$17,833	$11,167	63%
Gross margin	22.2%	15.5%

Gross profit increased by $11.2 million, or 63%, for the year ended December 31, 2023 as compared to the prior year. The gross margin percentage improved by 6.7 percentage points for the year ended December 31, 2023 as compared to the prior year. This improvement in gross margin was primarily driven by the impact of cost reduction activities and a higher average selling price for both consoles and consumables. Such improvement was partially offset by the impact from the expiration of certain lease agreements.

Operating Expenses

Years Ended December 31,	Change

(dollars in thousands)	2023	2022	$	%
Operating expenses:
Research and development	$57,307	$48,855	$8,452	17%
Sales and marketing	96,232	89,482	6,750	8%
General and administrative	45,231	40,515	4,716	12%
Total operating expenses	$198,770	$178,852	19,918	11%

Research and development expenses increased by $8.5 million, or 17%, for the year ended December 31, 2023 as compared to the prior year. This increase was primarily due to compensation-related and stock-based compensation expense, supplies and materials used to support our research and development efforts, and infrastructure costs to support our growth. These increases were partially offset by lower consulting expenses.

Sales and marketing expenses increased by $6.8 million, or 8% for the year ended December 31, 2023 as compared to the prior year. The increase was primarily driven by compensation-related and stock-based compensation expense and infrastructure costs to support our growth. In addition, there were higher freight and marketing expenses due to an increase in sales and marketing activities. These increases were partially offset by lower travel and consulting expenses.

General and administrative expenses increased by $4.7 million, or 12%, for the year ended December 31, 2023 as compared to the prior year. The increase was primarily driven by compensation-related and stock-based compensation expense and consulting expenses. These increases were partially offset by lower insurance expense and lower supplies and materials.

Other Income (Expenses), Net

	Years Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Other income (expenses), net:
Interest income and other income, net	$10,171	$3,291	$6,880	209%
Interest expense	(12,675)	(3,566)	(9,109)	255%
Loss on extinguishment of term loan	—	(1,367)	1,367	*
Total other expenses, net	$(2,504)	$(1,642)	(862)	52%

The increase in interest income and other income, net, for the year ended December 31, 2023 as compared to the prior year was driven by higher interest rates.

The increase in interest expense for the year ended December 31, 2023 as compared to the prior year was due to the increase in interest rate and a full year of outstanding balance under the SLR Term Loan Facility in 2023 as compared to only two months of outstanding balance of such facility in 2022.

The loss on extinguishment of term loan of $1.4 million in 2022 was recognized for the repayment of the SVB Term Loan, which included early prepayment and exit fees.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2023, we had a total cash, cash equivalents, restricted cash and short-term investments balance of $206.7 million. In January 2024, we borrowed and received $66.5 million under the SLR Term Loan Facility (see the section entitled "Debt Obligations" below).

Since our inception, we have incurred net losses and negative cash flows from operations. To date, we have financed our operations and capital expenditures primarily through sales of redeemable convertible preferred stock and common stock, revenue from sales, debt financings, and proceeds from employee exercises of stock options and employee stock purchase plan purchases.

We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while we make investments to support our anticipated growth. We may raise additional capital through the issuance of additional equity financing, debt financings, including through refinancing our existing debt, or other sources. If this financing is not available to us at adequate levels or on acceptable terms, we may need to reevaluate our operating plans. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing (including through our existing debt), we will be subject to an increase in our interest expense which may negatively affect our cash flow. We are subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We believe that our existing cash, cash equivalents and short-term investments, cash generated from sales, and proceeds received from the debt financing described below under “Debt

Obligations ‒ SLR Debt Financing”, will be sufficient to meet our anticipated needs for at least the next 12 months from the issuance date of this Annual Report.

Cash Flows Summary

The following table summarizes the cash flows for each of the periods indicated (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net cash (used in) provided by:
Operating activities	$(131,373)	$(145,729)	$(130,264)
Investing activities	83,026	(66,295)	(142,507)
Financing activities	43,652	72,898	160,147
Net decrease in cash, cash equivalents and restricted cash	$(4,695)	$(139,126)	$(112,624)

Operating Activities

Net cash used in operating activities of $131.4 million for the year ended December 31, 2023 was due to a net loss of $172.8 million and a net cash outflow from the change in our operating assets and liabilities of $0.8 million, partially adjusted by the primary non-cash adjustments for stock-based compensation expense of $38.6 million, amortization of premium on investments of $6.4 million, depreciation and amortization of $5.8 million, non-cash interest expense of $1.8 million, and non-cash lease expense of $1.3 million. The net cash outflow from operating assets and liabilities was primarily due to an increase in accounts receivable due to timing of collections and billings, a decrease in accrued expenses and other current liabilities, a decrease in accrued compensation and related benefits, and a decrease in operating lease liabilities. The net cash outflow from operating assets and liabilities was partially offset by an increase in accounts payable due to timing of vendor payments, an increase in deferred revenue due to the growth in service agreements and a decrease in inventories.

Net cash used in operating activities of $145.7 million for the year ended December 31, 2022 was due to a net loss of $163.0 million and a net cash outflow from the change in our operating assets and liabilities of $21.1 million, partially offset by the primary non-cash adjustments for stock-based compensation expense of $27.2 million, depreciation and amortization of $5.2 million, provision for inventories of $2.6 million, loss on extinguishment of term loan of $1.4 million, non-cash lease expense of $1.1 million, accretion of discount on investments of $0.4 million, and non-cash interest expense of $0.4 million. The net cash outflow from operating assets and liabilities was primarily due to an increase in inventories due to the timing of inventory purchases including advance purchases of inventory to mitigate supply chain disruptions, a decrease in accrued compensation and related benefits, an increase in accounts receivable due to timing of collections, a decrease in accounts payable due to timing of vendor payments, an increase in prepaid expenses and other assets, and a decrease in operating lease liabilities. The net cash outflow from operating assets and liabilities was partially offset by an increase in deferred revenue due to the growth in service agreements and an increase in accrued expenses and other current liabilities.

Investing Activities

Net cash provided by investing activities of $83.0 million for the year ended December 31, 2023 was due to the maturities of investment securities of $258.8 million, partially offset by purchases of investment securities of $172.3 million and purchases of property and equipment of $3.4 million.

Net cash used in investing activities of $66.3 million for the year ended December 31, 2022 was due primarily to purchases of investment securities of $261.2 million and purchases of property and equipment of $8.3 million, partially offset by the maturities of investment securities of $203.2 million.

Financing Activities

Net cash provided by financing activities of $43.7 million for the year ended December 31, 2023 was due primarily to the net proceeds of $33.2 million from borrowings under the SLR Term Loan Facility and the proceeds of $10.4 million from employee exercises of stock options and employee stock purchase plan purchases.

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

Debt Obligations

SLR Debt Financing

On November 3, 2022 (the Closing Date), we entered into two senior secured credit facilities, which collectively provide for borrowings of up to $300.0 million as follows: (i) up to a $250.0 million term loan facility pursuant to a loan and security agreement (the SLR Loan Agreement) among SLR Investment Corp., as collateral agent (Agent), the lenders from time to time party thereto (the Term Loan Lenders) and us (the SLR Term Loan Facility) and (ii) up to a $50.0 million asset-based revolving credit facility pursuant to a credit agreement (the SLR Revolving Credit Agreement, together with the SLR Loan Agreement, the SLR Credit Facility Agreements) among Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL, as lender (ABL Lender), and us (the SLR Revolver, together with the SLR Term Loan Facility, the SLR Credit Facilities).

The maximum amount we are permitted to borrow under the SLR Credit Facilities is subject to certain overall borrowing limitations. As described in further detail below, we have already borrowed $200.0 million of term loans. If we achieve a certain net revenue milestone, calculated on a trailing six-month basis (First Revenue Milestone), on or before June 30, 2024 and the Additional Tranche (as defined below) under the SLR Revolver has been approved, we will be permitted to borrow up to an additional $50.0 million under the SLR Credit Facilities (i.e., a maximum amount of $250.0 million). If we achieve a subsequent additional net revenue milestone, calculated on a trailing six-month basis (Second Revenue Milestone), on or before June 30, 2025 and obtain lenders' credit approval, we will be permitted to further borrow up to an additional $50.0 million under the SLR Credit Facilities (i.e., a maximum amount of $300.0 million).

Under the SLR Loan Agreement, as subsequently amended on December 11, 2023, the Term Loan Lenders agreed to extend term loans to us in an aggregate principal amount of up to $250.0 million, comprised of (i) a term loan of $100.0 million (the Term A Loan), (ii) term loans in an aggregate principal amount of up to $100.0 million that was provided for in two increments, one of $33.5 million (the Term B-1 Loan) and one of $66.5 million (the Term B-2 Loan) and (iii) one or more term loans in an aggregate principal amount of up to $50.0 million (the Term C Loans). As of December 31, 2023, we had an outstanding principal amount of $133.5 million under the Term A and B-1 Loans, which were funded in November 2022 and December 2023, respectively. Subsequently, we borrowed and received $66.5 million under the Term B-2 Loan in January 2024. As a result, the outstanding principal amount under the SLR Term Loan Facility is $200.0 million as of the date of this Annual Report. The Term C Loans are available subject to lenders’ credit approval and the achievement of the Second Revenue Milestone on or before June 30, 2025. The Term C Loans will remain available for funding until one business day prior to November 1, 2027.

The SLR Revolving Credit Agreement provides for an asset-based revolving credit facility with aggregate revolving commitments of $25.0 million (the Initial Revolver Commitment). We may request to increase the aggregate revolving commitments by $25.0 million (the Additional Tranche) to an aggregate amount of $50.0 million, subject to ABL Lender’s approval. Amounts available to be drawn under the SLR Revolver are equal to the lesser of (i) outstanding revolving commitments under the SLR Revolving Credit Agreement and (ii) a borrowing base (the Borrowing Base) equal to the sum of (a) 85% of eligible accounts receivable, plus (b) 25% of eligible inventory (not to exceed the lesser of 50% of the Borrowing Base and $5.0 million), minus (c) customary reserves, minus (d) unposted cash. No amounts were outstanding under the SLR Revolver as of December 31, 2023.

SVB Term Loan

We entered into the SVB Loan and Security Agreement with SVB in July 2020, which provides for a $30.0 million term loan (the SVB Term Loan). In November 2022, we terminated the SVB Term Loan and repaid in full all amounts due under such loan, including the early repayment fee of $0.3 million and the final payment of $2.0 million, using a portion of the proceeds of the SLR Credit Facilities.

Critical Accounting Estimates

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

While the significant accounting policies are more fully described in Note 2 to our audited financial statements included elsewhere in this Annual Report, we believe that the following critical accounting policy is most important to understanding and evaluating our reported financial results.

Revenue Recognition

Our contracts with customers often include multiple performance obligations, such as products and services. We determine the standalone sale prices (SSP) based upon the facts and circumstances of each performance obligation (product or services), which often requires management's judgement. We use an observable price to estimate SSP for items that are sold separately, including service agreements. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs and allocate the contracted transaction price to each distinct performance obligation based upon the relative SSP. When SSP is not directly observable for a performance obligation, we utilize the residual method to allocate revenue. We may offer additional goods or services to customers at the inception of customer contracts at prices not at SSP. If such contracts result in a material right, we allocate part of the transaction price to that right and recognize the associated revenue when those future goods and services are transferred to the customer. SSP is assigned based on the estimated value of the material right. We establish SSP ranges for our products and services and reassess them periodically.

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

As of December 31, 2023, we had $133.5 million in variable rate debt outstanding under the SLR Term Loan Facility. Subsequently, we borrowed and received an additional $66.5 million in January 2024. The SLR Term Loan Facility bears interest at a rate per annum equal to one-month term Secured Overnight Financing Rate (term SOFR) (subject to a 2.75% floor), plus 5.15%. The SLR Term Loan Facility matures on November 1, 2027. On an annualized basis, a 100-basis point change in the term SOFR rate would change our interest expense by $2.0 million based upon our debt outstanding balance of $200 million as of January 31, 2024 (including the $66.5 million received in January 2024).

Foreign Currency Exchange Risk

Our expenses are generally denominated in USD. However, as certain of our Mexico-based manufacturing operations incur costs that are denominated in MXN and we held cash in MXN, we are exposed to the risk of currency fluctuations between USD and MXN. To date, foreign currency transaction gains and losses have not been material to our financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Outset Medical, Inc.:

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheets of Outset Medical, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over Tablo console revenue

As discussed in Note 2 to the financial statements, the Company generates revenue primarily from the sale of its products and services. Product revenue consists primarily of sales of Tablo consoles and related consumables, including Tablo cartridges and accessories. Service and other revenue consists primarily of revenue generated from service agreements and other revenue from shipping and handling charged to customers. The Company allocates the contracted transaction price to each distinct performance obligation based upon the standalone selling price.

We identified the evaluation of the sufficiency of audit evidence over Tablo console revenue as a critical audit matter. Challenging auditor judgment was required to assess the Company’s manual determination of Tablo console revenue, including the timing of the revenue recognized.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the Company’s manual determination of Tablo console revenue, including the timing of the revenue recognized. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company's Tablo console revenue process, including controls over the Company's manual determination and timing of revenue recognized. For a sample of Tablo console revenue transactions, we evaluated the amount and timing of revenue recognized by comparing it to the Company’s manual determination, the underlying contract, and other supporting documentation. In addition, we evaluated the overall sufficiency of audit evidence obtained over Tablo console revenue by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

/s/ KPMG LLP

We have served as the Company's auditor since 2011.

San Francisco, California

February 21, 2024

Outset Medical, Inc.

Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$68,509	$73,222
Short-term investments	134,815	214,280
Accounts receivable, net	32,980	28,070
Inventories	49,215	51,476
Prepaid expenses and other current assets	5,700	6,597
Total current assets	291,219	373,645
Restricted cash	3,329	3,311
Property and equipment, net	13,273	15,876
Operating lease right-of-use assets	5,375	6,117
Other assets	605	1,166
Total assets	$313,801	$400,115
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,827	$603
Accrued compensation and related benefits	19,005	21,519
Accrued expenses and other current liabilities	13,459	16,227
Accrued warranty liability	3,712	3,620
Deferred revenue, current	11,727	8,662
Operating lease liabilities, current	1,593	1,318
Total current liabilities	55,323	51,949
Accrued interest	896	113
Deferred revenue	101	151
Operating lease liabilities	4,482	5,576
Term loans	130,113	96,336
Total liabilities	190,915	154,125
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, and no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 300,000 shares authorized as of December 31, 2023 and 2022; 50,317 and 48,465 shares issued and outstanding as of December 31, 2023 and 2022, respectively	50	48
Additional paid-in capital	1,084,515	1,035,456
Accumulated other comprehensive loss	68	(564)
Accumulated deficit	(961,747)	(788,950)
Total stockholders' equity	122,886	245,990
Total liabilities and stockholders' equity	$313,801	$400,115

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenue:
Product revenue	$103,537	$93,388	$84,312
Service and other revenue	26,839	21,987	18,290
Total revenue	130,376	115,375	102,602
Cost of revenue:
Cost of product revenue	74,454	82,510	84,639
Cost of service and other revenue	26,922	15,032	10,355
Total cost of revenue	101,376	97,542	94,994
Gross profit	29,000	17,833	7,608
Operating expenses:
Research and development	57,307	48,855	36,741
Sales and marketing	96,232	89,482	65,070
General and administrative	45,231	40,515	36,316
Total operating expenses	198,770	178,852	138,127
Loss from operations	(169,770)	(161,019)	(130,519)
Interest income and other income, net	10,171	3,291	498
Interest expense	(12,675)	(3,566)	(1,715)
Loss on extinguishment of term loan	—	(1,367)	—
Loss before provision for income taxes	(172,274)	(162,661)	(131,736)
Provision for income taxes	523	295	199
Net loss	$(172,797)	$(162,956)	$(131,935)

Net loss per share, basic and diluted	$(3.48)	$(3.38)	$(2.89)
Shares used in computing net loss per share, basic and diluted	49,588	48,161	$45,589

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net loss	$(172,797)	$(162,956)	$(131,935)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	632	(380)	(185)
Comprehensive loss	$(172,165)	$(163,336)	$(132,120)

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	42,722	$43	$822,624	$1	$(494,059)	$328,609
Issuance of common stock upon follow-on public offering, net of issuance costs	2,946	3	149,082	—	—	149,085
Issuance of common stock through employee stock purchase plan	116	—	3,434	—	—	3,434
Issuance of common stock for settlement of RSUs	19	—	—	—	—	—
Stock option exercises	1,438	1	7,627	—	—	7,628
Stock-based compensation expense	—	—	17,445	—	—	17,445
Unrealized loss on available-for-sale securities	—	—	—	(185)	—	(185)
Net loss	—	—	—	—	(131,935)	(131,935)
Balance as of December 31, 2021	47,241	$47	$1,000,212	$(184)	$(625,994)	$374,081
Issuance of common stock through employee stock purchase plan	193	—	4,202	—	—	4,202
Issuance of common stock for settlement of RSUs	241	—	—	—	—	—
Stock option exercises	790	1	3,839	—	—	3,840
Stock-based compensation expense	—	—	27,203	—	—	27,203
Unrealized loss on available-for-sale securities	—	—	—	(380)	—	(380)
Net loss	—	—	—	—	(162,956)	(162,956)
Balance as of December 31, 2022	48,465	$48	$1,035,456	$(564)	$(788,950)	$245,990
Issuance of common stock through employee stock purchase plan	559	1	7,509	—	—	7,510
Issuance of common stock for settlement of RSUs	708	—	—	—	—	—
Stock option exercises	585	1	2,916	—	—	2,917
Stock-based compensation expense	—	—	38,634	—	—	38,634
Unrealized gain on available-for-sale securities	—	—	—	632	—	632
Net loss	—	—	—	—	(172,797)	(172,797)
Balance as of December 31, 2023	50,317	$50	$1,084,515	$68	$(961,747)	$122,886

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(172,797)	$(162,956)	$(131,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	38,634	27,203	17,445
Depreciation and amortization	5,810	5,169	5,162
Non-cash lease expense	1,271	1,114	1,022
Non-cash interest expense	1,828	381	569
Accretion (amortization) of discount (premium) on investments, net	(6,369)	449	1,972
Provision for inventories	733	2,610	1,023
Other non-cash items	290	76	81
Loss on extinguishment of term loan	—	1,367	—
Changes in operating assets and liabilities:
Accounts receivable	(5,094)	(2,506)	(19,137)
Inventories	1,647	(14,730)	(22,042)
Prepaid expenses and other assets	739	(1,215)	1,860
Accounts payable	5,312	(1,281)	(3,066)
Accrued compensation and related benefits	(2,515)	(3,428)	8,103
Accrued expenses and other current liabilities	(2,621)	1,811	5,889
Accrued warranty liability	91	(83)	791
Deferred revenue	3,015	2,161	2,881
Operating lease liabilities	(1,347)	(1,150)	(882)
Accrued interest	—	(721)	—
Net cash used in operating activities	(131,373)	(145,729)	(130,264)
Cash flows from investing activities:
Purchases of property and equipment	(3,440)	(8,325)	(3,108)
Purchases of investment securities	(172,284)	(261,154)	(178,432)
Maturities of investment securities	258,750	203,184	39,033
Net cash provided by (used in) investing activities	83,026	(66,295)	(142,507)
Cash flows from financing activities:
Proceeds from stock option exercises and ESPP purchases	10,427	8,042	11,062
Proceeds from issuance of term loans, net of issuance costs	33,225	96,059	—
Repayment of term loan and extinguishment costs	—	(31,203)	—
Proceeds from issuance of common stock upon the follow-on public offering, net of issuance costs	—	—	149,085
Net cash provided by financing activities	43,652	72,898	160,147
Net decrease in cash, cash equivalents and restricted cash	(4,695)	(139,126)	(112,624)
Cash, cash equivalents and restricted cash as of beginning of period	76,533	215,659	328,283
Cash, cash equivalents and restricted cash as of end of period	$71,838	$76,533	$215,659

Supplemental cash flow disclosures:
Cash paid for income taxes	$491	$385	$83
Cash paid for interest	$10,847	$3,185	$1,146
Cash paid for amounts included in the measurement of operating lease liabilities	$1,347	$1,150	$882

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$159	$167	$121
Right-of-use assets obtained in exchange for operating lease liabilities	$528	$—	$—
Transfer of inventories to property and equipment	$119	$28	$1,410
Deferred financing costs included in accrued expenses	$—	$750	$—
Transfer of property and equipment to inventories	$—	$199	$1,192

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

Liquidity

Since inception, the Company has incurred net losses and negative cash flows from operations. The Company incurred net losses of $172.8 million, $163.0 million and $131.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, the Company had an accumulated deficit of $961.7 million.

As of December 31, 2023, the Company had a total cash, cash equivalents, restricted cash, and short-term investments balance of $206.7 million. In January 2024, the Company received $66.5 million under the SLR Term Loan Facility (see Notes 7 and 12 for further details). The Company is subject to certain covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. Management believes that the Company’s existing cash, cash equivalents, short-term investments, cash generated from sales, and proceeds received from the debt financing described in Note 7, will be sufficient to meet its anticipated needs for at least the next 12 months from the issuance date of the accompanying financial statements.

Basis of Presentation

The financial statements have been prepared in accordance with U.S. GAAP. All share amounts disclosed in the notes to the financial statements are rounded to the nearest thousand except for per share amounts.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses. These judgments, estimates and assumptions are used for, but not limited to, revenue recognition, allowance for credit losses, inventory valuation and write-downs, warranty obligations, the fair value of equity awards, the valuation of investments, recoverability of the Company’s net deferred tax assets, and certain accrued expenses. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results may differ from those estimates under different assumptions or conditions and the differences may be material.

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

For the year ended December 31, 2023, 2022 and 2021, the Company's largest customer accounted for 13%, 14% and 30% of revenues, respectively. For the year ended December 31, 2021, another customer accounted for 15% of revenues.

Accounts receivable are unsecured; however, the Company does assess the collectability of accounts receivable based on a number of factors, including past transaction history with, and the creditworthiness of, the customer. Accordingly, the Company is exposed to credit risk associated with accounts receivable. To reduce risk, the Company closely monitors the amounts due from its customers and assesses the financial strength of its customers through a variety of methods that include, but are not limited to, engaging directly with customer operations and leadership personnel, visiting customer locations to observe operating activities, and assessing customer longevity and reputation in the marketplace. As a result, the Company believes that its accounts receivable credit risk exposure is limited. A material default in payment or a material reduction in purchases from these or any other large customers could have a material adverse impact on the Company’s financial condition, results of operations, and liquidity. One customer accounted for 14% of accounts receivable as of December 31, 2023. Another customer accounted for 13% of accounts receivable as of December 31, 2022.

The Company manufactures Tablo consoles, and a majority of Tablo cartridges, at its manufacturing facility in Tijuana, Mexico which it operates in collaboration with its outsourced business administration service provider, TACNA. The Company is subject to a number of risks associated with operating its Mexico-based manufacturing facility, and many of these risks may heighten to the extent the Company continues to ramp its cartridge manufacturing capabilities and increase its dependence on the Mexico-based manufacturing operations. The Company may experience strikes, work stoppages, work slowdowns, high personnel turnover, grievances, complaints, claims of unfair labor practices, other collective bargaining disputes or other labor disputes at its facility. The manufacturing operations at the facility may also suffer disruptions from global or regional public health crises such as the recent COVID-19 pandemic, natural disasters, cyber security attacks, vandalism, terrorism or other political hostilities. Any such occurrences could negatively impact the Company’s ability to produce Tablo consoles and cartridges. The Company is also subject to a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to importation, exportation and taxation of goods, and U.S. laws and regulations relating to foreign operations. In addition, because certain of its Mexico-based manufacturing operations incur costs that are denominated in MXN, the Company is exposed to additional risk of currency fluctuations between USD and MXN, which could increase its product and labor costs, thus reducing its gross profit. To date, foreign currency transaction gains and losses have not been material to the Company’s financial statements.

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

Credit Losses

Accounts receivable. Accounts receivable are recorded at invoice value, net of any allowance for credit losses. The allowance for credit losses is based on the Company’s assessment of the Company’s best estimate of the amount of credit losses in customer accounts. The Company regularly reviews the allowance by considering factors such as existing contractual payment terms, historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The allowance for credit losses was not significant as of December 31, 2023 and 2022.

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

A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Premiums (discounts) are amortized (accreted) into interest income over the life of the related security as an adjustment to yield using the straight-line interest method. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Inventories

Inventory is stated at the lower of cost or net realizable value, with approximate costs determined on a first-in, first-out basis. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. The carrying value of inventories is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded to cost of revenue on the statements of operations.

Property and Equipment, Net

Property and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is generally computed using the straight-line method based on the estimated useful lives of the assets, which is generally two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the assets estimated useful lives or the remaining term of the lease. Maintenance and repairs are charged to expense as incurred. Significant improvements that substantially enhance the useful life of an asset are capitalized and depreciated. When assets are retired or disposed of, the cost together with related accumulated depreciation is removed from the balance sheet and any resulting gain or loss is reflected in the statements of operations in the period realized.

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no such impairment losses as of December 31, 2023 and 2022.

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

Contract Liabilities - Deferred Revenue

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records deferred revenue when revenue is recognized subsequent to invoicing. For service agreements, the Company generally invoices customers annually at the beginning of each annual coverage period. Deferred revenue that will be recognized during the 12 months following the balance sheet date is recorded as the current portion of deferred revenue and the remaining portion is recorded as noncurrent.

Revenue

The Company generates revenue primarily from the sale of its products and services. Product revenue consists primarily of sales of Tablo consoles and related consumables, including Tablo cartridges and accessories. Service and other revenue consists primarily of revenue generated from service agreements and other revenue from shipping and handling charged to customers.

Each customer contract defines our distinct performance obligations and the associated transaction price for each obligation. Tablo consoles and consumables are generally sold without the right of return. Revenue is recognized when a performance obligation is satisfied. Revenue from product sales is recognized at a point in time when management has determined that control has transferred to the customer, which is generally when legal title has transferred to the customer. Revenue from service agreements is recognized over time as the service is performed, typically evenly over the service period. Certain contracts include variable consideration such as rebates, revenue for such contracts is recognized only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

The Company’s contracts with customers often include multiple performance obligations, such as products and services. The Company determines the SSP based upon the facts and circumstances of each performance obligation (product or services), which often requires management's judgement. The Company uses an observable price to estimate SSP for items that are sold separately, including service agreements. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs and allocates the contracted transaction price to each distinct performance obligation based upon the relative SSP. When SSP is not directly observable for a performance obligation, the Company utilizes the residual method to allocate revenue. The Company may offer additional goods or services to customers at the inception of customer contracts at prices not at SSP. If such contracts result in a material right, the Company allocates part of the transaction price to that right and recognizes the associated revenue when those future goods and services are transferred to the customer. SSP is assigned based on the estimated value of the material right. The Company establishes SSP ranges for its products and services and reassesses them periodically.

Costs associated with product sales include commissions. The Company applies the practical expedient to expense the commissions as incurred as the expected amortization period is one year or less. Commissions are recorded as sales and marketing expenses in the statements of operations.

Operating Lease Arrangements

The Company enters into operating lease arrangements that contain both lease and non-lease elements. The lease element includes Tablo consoles, while non-lease elements include consumables, services and training. Revenue related to such arrangements is allocated to lease and non-lease elements based on their relative SSP. Revenue for the lease element, net of any taxes collected from customers, is recognized on a straight-line basis as product revenue over the lease term, generally one month to one year, in the statements of operations. The costs of the leased Tablo consoles are included in property and equipment, net on the balance sheets and amortized to cost of product revenue.

Shipping and Handling Costs

Shipping and handling charged to customers are recorded as revenue. Shipping and handling costs are expensed as incurred and are included in sales and marketing expenses.

Stock-Based Compensation Expense

Stock-based compensation expense relates to stock options with a service-based vesting condition, stock options with performance and market-based vesting conditions, stock purchase rights under the ESPP, Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) with performance or market-based vesting conditions. Stock-based compensation expense for the Company’s stock-based awards is based on their grant date fair value.

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

The fair value of RSUs and PSUs with a service- or performance-based vesting condition is based on the market price of the Company’s common stock on the date of grant. The determination of the stock-based compensation expense related to PSUs to be recognized in the statements of operations requires the use of certain estimates and assumptions. At each reported period, the Company reassesses the probability of the achievement of corporate performance goals to estimate the number of shares to be released. Any increase or decrease in stock-based compensation expense resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of adjustment. If any of the assumptions or estimates used change significantly, stock-based compensation expense may differ materially from what the Company has recorded in the current period. The fair value of PSUs with a market-based vesting condition is estimated using the Monte Carlo simulation model. Stock-based compensation expense related to these PSUs is recognized using the accelerated attribution method and not reversed if the achievement of the market conditions does not occur.

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

Advertising Costs

Advertising costs are expensed as incurred. The advertising costs for years ended December 31, 2023, 2022, and 2021 were not significant.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive securities.

Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents of potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, awards under the Company’s equity compensation plan and warrants are considered to be potentially dilutive securities. For periods in which the Company reports net losses, basic net loss per share is the same as diluted net loss per share because the effects of potentially dilutive securities are antidilutive.

Employee Benefit Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their eligible compensation on a pre- or post-tax basis. The Company is authorized to make matching contributions but did not make such contributions for the year ended December 31, 2021. Effective January 1, 2022, the Company began to match 100% of each employee’s contributions up to a maximum matching contribution equal to 2% of such employee’s eligible compensation, subject to the terms and limitations of the 401(k) plan and applicable law. The Company's matching contributions were $1.7 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively.

Segment

The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. The Company operates a manufacturing facility in Mexico. The Company's long-lived tangible assets, net, as well as the Company's operating lease right-of-use assets recognized on the balance sheets, located in Mexico were $9.8 million as of December 31, 2023.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company adopted ASU 2016-13 as of January 1, 2023. The adoption did not have a material impact on the Company's financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09), which requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its financial statements.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

Revenue by source consisted of the following (in thousands):

Years Ended December 31,
2023	2022	2021

Consoles	$61,331	$64,590	$65,133
Consumables	42,206	28,798	19,179
Total product revenue	103,537	93,388	84,312
Service and other revenue	26,839	21,987	18,290
Total revenue	$130,376	$115,375	$102,602

For the years ended December 31, 2023, 2022 and 2021, $0.3 million, $2.0 million and $4.7 million, respectively, of consoles revenue were from console operating lease arrangements.

Remaining Performance Obligations and Contract Liabilities

As of December 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to service agreements that are unsatisfied or partially unsatisfied was $11.8 million, which is recorded as deferred revenue on the Company’s balance sheet. Of that amount, $11.7 million will be recognized as revenue during the year ended December 31, 2024 and $0.1 million thereafter.

The contract liabilities consist of deferred revenue which represents payments received in advance of revenue recognition. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $8.7 million, $6.3 million, and $3.2 million, respectively, of previously deferred revenue.

4. Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		December 31, 2023
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$44,883	$—	$—	$44,883
Short-term investments:
U.S. Treasury securities	Level 1	53,790	58	(32)	53,816
U.S. government-sponsored enterprises debt securities	Level 2	29,645	24	(38)	29,631
Corporate debt	Level 2	33,214	56	—	33,270
Commercial paper	Level 2	18,097	5	(4)	18,098
Total cash equivalents and short-term investments		$179,629	$143	$(74)	$179,698

		December 31, 2022
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$42,834	$—	$—	$42,834
U.S. government-sponsored enterprises debt securities	Level 2	7,965	—	—	7,965
Short-term investments:
U.S. Treasury securities	Level 1	133,473	9	(447)	133,035
U.S. government-sponsored enterprises debt securities	Level 2	26,404	42	(14)	26,432
Corporate debt	Level 2	29,831	—	(154)	29,677
Commercial paper	Level 2	25,136	—	—	25,136
Total cash equivalents and short-term investments		$265,643	$51	$(615)	$265,079

The Company’s Level 2 debt securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. The Company validates the prices provided by its third-party pricing services by understanding the models used, obtaining market values from other pricing sources and confirming those securities traded in active markets.

The following tables present the breakdown of the available-for-sale debt securities with unrealized losses as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$8,416	$(16)	17,925	(16)	$26,341	$(32)
U.S. government-sponsored enterprises	18,757	(22)	8,488	(16)	27,245	(38)
Corporate debt	11,291	(4)	—	—	11,291	(4)
Total	$38,464	$(42)	$26,413	$(32)	$64,877	$(74)

	December 31, 2022
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$95,499	$(343)	$12,895	$(103)	$108,394	$(446)
U.S. government-sponsored enterprises	16,464	(14)	—	—	16,464	(14)
Corporate debt	21,480	(142)	8,196	(13)	29,676	(155)
Total	$133,443	$(499)	$21,091	$(116)	$154,534	$(615)

The unrealized losses on the Company’s available-for-sale debt securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. As of December 31,2023, the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Additional factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security. For the years ended December 31, 2023 and 2022, the Company did not recognize credit loss related to available-for-sales debt securities.

As of December 31, 2023, the remaining contractual maturities for short-term investments were as follows (in thousands):

Aggregate Fair Value
Due within one year	$112,333
After one but within five years	22,482
Total	$134,815

The estimated fair value of the term loans as of December 31, 2023 and 2022 was $141.3 million and $100 million, respectively. The fair value of term loans is based on quoted market prices for the same or similar issues or on the current rates offered for loan of similar maturities.

5. Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2023 and 2022, the restricted cash balance of $3.3 million was related to collateral for the Company's building leases in San Jose, CA and Tijuana, Mexico (see Note 6). As of December, 31, 2021, the restricted cash balance of $33.3 million included the contractual obligations under the SVB Loan and Security Agreement (see Note 7) in addition to the collateral for the building leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sum to the total of the amounts shown in the statements of cash flows (in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents	$68,509	$73,222	$182,348
Restricted cash	3,329	3,311	33,311
Total cash, cash equivalents and restricted cash	$71,838	$76,533	$215,659

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$18,706	$20,623
Work in process	8,728	9,086
Finished goods	21,781	21,767
Total inventories	$49,215	$51,476

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Tablos under operating leases	$522	$714
Computers and software	5,148	4,021
Furniture and fixtures	1,983	1,768
Machinery and equipment	11,602	10,367
Leasehold improvements	9,621	5,040
Construction in progress	769	4,773
Total property and equipment	$29,645	$26,683
Less: accumulated depreciation and amortization	(16,372)	(10,807)
Property and equipment, net	$13,273	$15,876

Total depreciation and amortization expense for the years ended December 31, 2023, 2022 and 2021, was $5.8 million, $5.2 million, and $5.2 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Inventory	$3,395	$5,585
Research and development expenses	1,050	908
Professional services	1,153	1,261
Customer rebates	2,100	1,364
Other	5,761	7,109
Total accrued expenses and other current liabilities	$13,459	$16,227

Accrued Warranty Liability

The change in accrued warranty liability is presented in the following table (in thousands):

	December 31,
	2023	2022
Balance as of December 31, 2022	$3,620	$3,704
Additions charged to cost of product revenue	5,172	5,748
Consumption	(5,080)	(5,832)
Balance as of December 31, 2023	$3,712	$3,620

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

In May 2023, the Company entered into on an operating lease agreement for office space in Tijuana, Mexico for certain research and development and general and administrative activities. The lease will expire in 2028.

All three leases include renewal options at the election of the Company to renew or extend the lease. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities.

The components of lease costs were as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
Operating lease costs	$1,837	$1,759	$1,759
Variable lease costs	435	329	375
Short-term lease costs	94	170	180
Total lease costs	$2,366	$2,258	$2,314

The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term (in years)	3.4	4.3
Weighted-average discount rate	8.8%	8.7%

The maturity of the Company’s operating lease liabilities as of December 31, 2023 were as follows (in thousands):

Years Ending December 31:
2024	$2,049
2025	2,107
2026	1,952
Thereafter	901
Total lease payments	7,009
Less: imputed interest	(934)
Present value of operating lease liabilities	$6,075
Operating lease liabilities, current	$1,593
Operating lease liabilities, noncurrent	$4,482

Purchase Commitments

The Company's commitments as of December 31, 2023 were $59.5 million relating to the Company’s open purchase orders and contractual obligations that occur in the ordinary course of business, including commitments with contract manufacturers and suppliers for which the Company has not received the goods or services, commitments for capital expenditures, consulting activities for which the Company has not received the services, and subscription of software services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel within a reasonable period, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or performance of services.

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

7. Term Loans

Term loans consist of the following (in thousands):

	December 31,
	2023	2022
Principal of term loans	$133,476	$100,000
Unamortized debt discount	(3,363)	(3,664)
Term loans, noncurrent	$130,113	$96,336

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

SLR Credit Facilities

On November 3, 2022 (the Closing Date), the Company entered into two senior secured credit facilities, which collectively provide for borrowings of up to $300.0 million as follows: (i) up to a $250.0 million term loan facility pursuant to a loan and security agreement (the SLR Loan Agreement) among SLR Investment Corp., as collateral agent (Agent), the lenders from time to time party thereto (the Term Loan Lenders) and the Company (the SLR Term Loan Facility), and (ii) up to a $50.0 million asset-based revolving credit facility pursuant to a credit agreement (the SLR Revolving Credit Agreement, together with the SLR Loan Agreement, the SLR Credit Facility Agreements) among Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL, as lender (ABL Lender), and the Company (the SLR Revolver, together with the SLR Term Loan Facility, the SLR Credit Facilities).

The maximum amount the Company is permitted to borrow under the SLR Credit Facilities is subject to certain overall borrowing limitations. With the outstanding principal amount of $133.5 million as of December 31, 2023 and the $66.5 million borrowed and received in January 2024 under the SLR Term Loan Facility (see further detailed discussion below), the Company has borrowed $200.0 million of term loans as of the date of this Annual Report. If the Company achieves a certain net revenue milestone, calculated on a trailing six-month basis (First Revenue Milestone), on or before June 30, 2024 and the Additional Tranche (as defined below) under the SLR Revolver has been approved, the Company will be permitted to borrow up to an additional $50.0 million under the SLR Credit Facilities (i.e., a maximum amount of $250.0 million). If the Company achieves a subsequent additional net revenue milestone, calculated on a trailing six-month basis (Second Revenue Milestone), on or before June 30, 2025 and obtains lenders' credit approval, the Company will be permitted to further borrow up to an additional $50.0 million under the SLR Credit Facilities (i.e., a maximum amount of $300.0 million).

SLR Term Loan Facility

Under the SLR Loan Agreement, as subsequently amended on December 11, 2023, the Term Loan Lenders agreed to extend term loans to the Company in an aggregate principal amount of up to $250.0 million, comprised of (i) a term loan of $100.0 million (the Term A Loan), (ii) term loans in an aggregate principal amount of up to $100.0 million that was provided for in two increments, one of $33.5 million (the Term B-1 Loan) and one of $66.5 million (the Term B-2 Loan) and (iii) one or more term loans in an aggregate principal amount of up to $50.0 million (Term C Loans). Each Term A Loan, Term B Loan and Term C Loan is referred to single as a Term Loan and are referred to collectively as the Term Loans. As of December 31, 2023, the Company had an outstanding principal amount of $133.5 million under the Term A and B-1 Loans, which were funded in November 2022 and December 2023, respectively. Subsequently, the Company borrowed and received $66.5 million under the Term B-2 Loan in January 2024 (see Note 12 for further details). The Term C Loans are available subject to lenders’ credit approval and the achievement of the Second Revenue Milestone on or before June 30, 2025. The Term C Loans will remain available for funding until one business day prior to November 1, 2027.

Any principal amount outstanding under the Term Loans will accrue interest at a rate per annum equal to one-month term Secured Overnight Financing Rate (term SOFR) (subject to a 2.75% floor), plus 5.15% (10.46% as of December 31,2023), payable monthly in arrears. The Company is permitted to make interest-only payments on the Term Loans through November 30, 2026, which may be extended at the Company's option to May 31, 2027; provided that the Company meets the First Revenue Milestone. Any principal amounts outstanding under the Term Loans, if not repaid sooner, are due and payable on November 1, 2027 (the Maturity Date). The Company is obligated to pay Agent (i) a non-refundable facility fee in the amount of $750,000 in respect of the Term A Loan, (ii) a non-refundable facility fees in the aggregate amount of $750,000 in respect of the Term B-1 and B-2 Loans and (iii) a non-refundable facility fee in the amount of $375,000 in respect of the Term C Loan, to be due and payable upon the earliest to occur of (a) the funding of the first Term C Loan, (b) one day prior to the Maturity Date and (c) the prepayment of the Term Loans. In addition, the Company is obligated to pay a final fee equal to 4.75% of the aggregate amount of the Term Loans funded, such final fee to be due and payable upon the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the Term Loans and (iii) the prepayment of the Term Loans. The Company may voluntarily prepay the outstanding Term Loans, subject to a prepayment premium of (i) 3.0% of the principal amount of the Term Loan, if prepaid prior to or on the first anniversary of the Closing Date, (ii) 2.0% of the principal amount of the Term Loan, if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, or (iii) 1.0% of the principal amount of the Term Loan if prepaid after the second anniversary of the Closing Date and prior to the Maturity Date.

SLR Revolver

The SLR Revolving Credit Agreement provides for an asset-based revolving credit facility with aggregate revolving commitments of $25.0 million (the Initial Revolver Commitment). The Company may request to increase the aggregate revolving commitments by $25.0 million (the Additional Tranche) to an aggregate amount of $50.0 million, subject to ABL Lender’s approval. Amounts available to be drawn under the SLR Revolver are equal to the lesser of (i) outstanding revolving commitments under the SLR Revolving Credit Agreement and (ii) a borrowing base (the Borrowing Base) equal to the sum of (a) 85% of eligible accounts receivable, plus (b) 25% of eligible inventory (not to exceed the lesser of 50% of the Borrowing Base and $5.0 million), minus
(c) customary reserves, minus (d) unposted cash. No amounts were outstanding under the SLR Revolver as of December 31, 2023.

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

The SLR Revolver shall expire on November 1, 2027.

Other Terms of the SLR Credit Facilities

As security for its obligations under the SLR Credit Facilities, the Company granted Agent, for the benefit of the Term Loan Lenders, and ABL Lender a security interest in substantially all of the assets of the Company, including the Company’s intellectual property, subject to certain exceptions.

The SLR Credit Facility Agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property or to pay any dividends or other distributions on capital stock, in each case with certain exceptions. The agreements also include a financial covenant that, beginning with the fiscal quarter ending December 31, 2023, the Company must either (i) maintain certain levels of cash and cash equivalents in accounts subject to control agreements in favor of Agent and ABL Lender of at least 50% of the sum of (a) the outstanding obligations under the Term Loans (as defined below) and (b) the amount of the Company’s accounts payable that have not been paid within 120 days from the invoice date thereof or (ii) generate net product and product related revenue in excess of specified amounts and maintain gross profit margins in excess of specified percentages, in each case, for applicable measuring periods.

In addition, the SLR Credit Facility Agreements contain customary events of default that entitle Agent, under the SLR Loan Agreement, and ABL Lender, under the SLR Revolving Credit Agreement, to cause the Company’s indebtedness under the SLR Loan Agreement or SLR Revolving Credit Agreement, as applicable, to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the obligations owed under the applicable SLR Credit Facility Agreement. Under the SLR Credit Facility Agreements, an event of default will occur if, among other things, the Company fails to make payments under either SLR Credit Facility Agreement, the Company breaches covenants under either SLR Credit Facility Agreement, subject to specified cure periods with respect to certain breaches, the Agent or ABL Lender, as applicable, determine that a material adverse change has occurred under the SLR Loan Agreement or SLR Revolving Credit Agreement, as applicable, or the Company or its assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4.0% per annum will apply to all obligations owed under the SLR Credit Facility Agreements.

As of December 31, 2023, the Company borrowed an aggregate principal amount of $133.5 million under the Term A and B-1 Loans. The debt issuance costs and the facility fees related to the Term A and B Loans were recorded as a direct deduction from the term loans balance on the balance sheets and are being recognized as non-cash interest expense over the term of the loans using the effective interest method, along with the final payment fee. The facility fees related to the Initial Revolver Commitment were recorded as deferred financing costs and are being recognized as non-cash interest expense over their respective commitment period using straight-line method.

The annual principal annual payments, excluding interest payments and the final fee, due on the term loans as of December 31, 2023 were as follows (in thousands):

Years Ending December 31:
2024	$—
2025	—
2026	11,123
2027	122,353
Total principal payments	133,476
Less: unamortized debt discount	(3,363)
Total term loans, net of debt discount	$130,113

8. Stock-Based Compensation

Equity Incentive Plan

In 2019, the Company terminated the 2010 Stock Incentive Plan (the 2010 Plan) and adopted the 2019 Equity Incentive Plan (the 2019 Plan, and together with 2010 Plan, the Prior Plans) for the purpose of providing incentive and non-statutory stock options to employees, directors and certain non-employees.

In 2020, the Company adopted the 2020 Equity Incentive Plan (the 2020 Plan, and together with the Prior Plans, the Plans), which became effective in connection with the IPO. As a result, the Company may not grant any additional awards under the Prior

Plans. The Prior Plans will continue to govern outstanding equity awards previously granted thereunder. The Company initially reserved 3,665,000 shares of common stock for the issuance of awards under the 2020 Plan. In addition, the number of shares of common stock available under the 2020 Plan automatically increases on the first day of each fiscal year until (and including) the fiscal year ending December 31, 2030, with such annual increase equal to an amount equal to the lesser of (i) 4% of the number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year, and (ii) an amount determined by the Company’s board of directors. As of December 31, 2023, 4,768,000 shares were reserved for future issuance under the 2020 Plan.

Options under the 2020 Plan have a contractual term of 10 years. The exercise price of an option shall not be less than 100% of the fair market value of the shares on the date of grant.

Stock Options

Subsequent to first quarter of 2022, the Company no longer grants stock options. Service-based options previously granted to a grantee generally vest at a rate of 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. A summary of the Company’s stock option activity under the Plans is set forth below (in thousands, except exercise price and remaining contractual life data):

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Terms (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	2,602	$13.97
Granted	—	—
Exercised	(585)	$4.99
Forfeited and expired	(82)	$40.10
Outstanding as of December 31, 2023	1,935	$15.58	5.27	$1,406
Exercisable as of December 31, 2023	1,777	$13.22	5.10	$1,406

The weighted average grant date fair value of options granted to employees was $18.56 and $24.74 per share during the years ended December 31, 2022 and 2021, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $9.9 million, $22.2 million and $61.0 million, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The total fair value of options that vested during the years ended December 31, 2023, 2022 and 2021 was $3.6 million, $6.1 million and $24.5 million, respectively. As of December 31, 2023, the total unrecognized stock-based compensation expense related to the stock options was $3.3 million, which will be recognized over a weighted-average period of 1.15 years.

For the year ended December 31, 2021, the Company recorded stock-based compensation expense of $4.3 million related to stock options with performance- and market-based vesting conditions that were fully vested in 2021.

The fair value of each stock option grant is estimated on the date of grant using the following assumptions for the periods indicated:

	Years Ended December 31,
	2022	2021
Expected term (in years)	6.08	5.95 – 6.08
Expected volatility	55.0%	53.9% – 55.3%
Risk-free interest rate	1.74%	0.66% – 1.36%
Dividend yield	0%	0%

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

In 2022 and 2023, the Company issued a mix of 50% PSUs and 50% RSUs to its CEO, and a mix of 20% PSUs and 80% RSUs to its other executive officers and certain other senior leaders. These PSUs are earned and vest over performance and vesting periods extending through the end of the third year from the grant year (Year 3) based on achievement against two metrics: (1) an operational metric tied to the number of patients treating at home on Tablo as of the end of the second year from the grant year (Year 2), with 50% of earned units vesting after certification of the achievement level following the end of Year 2 and the remaining 50% of earned units vesting at the end of Year 3 (performance-based vesting conditions, referred to as the Home PSUs) and (2) the Company's relative total stockholder return (relative TSR) over a two-year performance period as compared to companies in a pre-determined index of medical device companies, with 100% of earned units vesting at the end of Year 3 (market-based vesting conditions, referred to as the Relative TSR PSUs). The number of units earned at the end of the Year 2 will vary, based on actual performance, from 0% to 200% (to 250% for the CEO) of the target number of the Home PSUs granted. The number of units earned at the end of the two-year period will vary, based on actual performance, from 75% to 150% (to 250% for the CEO) of the target number of the Relative TSR PSUs granted.

The grant date for these Home PSUs is not considered established until the Compensation Committee of the Board approves the target and it is communicated to the award recipients, which then triggers the service inception date, the fair value of the awards, and the associated expense recognition period. The 2024 target for the Home PSUs granted in 2023 (2023 Home PSUs) was not determined and approved by the Compensation Committee of the Board until February 2024. Therefore, no expense was recognized for these 2023 Home PSUs in 2023. The 2023 target for the Home PSUs granted in 2022 (2022 Home PSUs) was determined in January 2023 and achieved and earned at 123.4% as of December 31, 2023. The stock-based compensation expense related to 2022 Home PSUs was adjusted based on the achievement and a cumulative catch up was recognized in 2023.

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

Restricted stock activity was as follows (in thousands, except per share amounts):

	Restricted Stock Units	Performance Stock Units	Weighted-Average Grant Date Fair Value Per Share
	(RSU)	(PSU)	RSU	PSU
Outstanding as of December 31, 2022	1,593	239	$34.75	$26.50
Granted	2,321	266	$18.09	$11.06
Vested	(708)	—	$35.22	—
Forfeited	(612)	(73)	$27.02	$32.31
Outstanding as of December 31, 2023	2,594	432	$21.54	$22.50

The total grant date fair value of restricted stock vested for the years ended December 31, 2023, 2022 and 2021 were $24.9 million, $9.9 million, and $1.0 million, respectively. As of December 31, 2023, the total unrecognized stock-based compensation expense related to the restricted stock was $45.7 million, which will be recognized over a weighted-average period of 1.78 years.

Employees Stock Purchase Plan (ESPP)

In 2020, the Company adopted the ESPP. The Company initially reserved 687,000 shares of common stock for purchase under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP increases automatically on the first day of each fiscal year until (and including) the fiscal year ending December 31, 2030, with such annual increase equal to the lesser of (i) 687,000 shares, (ii) 1% of the number of common stock issued and outstanding on December 31 of the immediately preceding fiscal year, and (iii) an amount determined by the Company’s board of directors. As of December 31, 2023, 1,204,000 shares of common stock were reserved for issuance in connection with the current and future offering periods under the ESPP.

Subject to any limitations contained therein, the ESPP allows eligible participants to contribute, through payroll deductions, up to 15% of their eligible compensation to purchase the Company’s common stock at a purchase price equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. The ESPP generally provides for consecutive 6-month offering periods. Effective beginning with the offering period commencing on March 1, 2022, the ESPP allows eligible participants to purchase shares pursuant to a cashless exercise program, and the duration for each offering period is a 24-month period consisting of four separate consecutive purchase periods of six months in length. This includes a two-year look-back feature in the ESPP, with a reset feature, which causes the offering period to reset if the fair value of the Company’s common stock on the first day of a new offering period is less than that on the original offering date.

The grant date fair value and assumptions used in estimating the fair value of the stock purchase rights under the ESPP were as follows:

	Years Ended December 31,
	2023	2022	2021
Expected term (in years)	0.49 – 2.00	0.49 – 2.00	0.50
Expected volatility	53.3% – 61.6%	41.1% – 58.0%	41.0% – 43.8%
Risk-free interest rate	4.81% – 5.4%	0.6% – 3.48%	0.06% – 0.07%
Dividend yield	0%	0%	0%
Grant Date Fair Value	$3.25–$8.27	$4.89 – $16.23	$13.25–$13.95

As of December 31, 2023, the total unrecognized stock-based compensation expense related to the ESPP was $5.3 million, which will be recognized over a weighted-average period of 0.81 years.

Stock-based Compensation Expense

The following table sets forth stock-based compensation expense included in the statements of operations (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cost of revenue	$1,805	$701	$269
Research and development	10,538	6,845	3,809
Sales and marketing	12,419	10,269	5,897
General and administrative	13,872	9,388	7,470
Total stock-based compensation expense	$38,634	$27,203	$17,445

9. Income Taxes

Loss before provision for income taxes were as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2023	2022	2021
Domestic	$(158,095)	$(153,226)	$(128,400)
Foreign	(14,179)	(9,435)	(3,336)
Loss before provision for income taxes	$(172,274)	$(162,661)	$(131,736)

The provision for income taxes were $0.5 million, $0.3 million, and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, which primarily related to foreign income taxes in Mexico. The Company has incurred net operating losses for all periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The effective tax rate differs from the federal statutory income tax rate applied to the loss before provision for income taxes and tax due to the following:

	Years Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes	3.2	4.2	1.3
Change in valuation allowance	(22.0)	(26.1)	(22.8)
Federal and state tax credits	1.3	1.4	1.2
Stock-based compensation expense	(2.0)	1.2	8.1
Non-deductible permanent expenses	(0.7)	(0.2)	(0.1)
Effect of deferred tax adjustment	—	0.2	(0.7)
Non-deductible compensation	(1.0)	(1.9)	(8.2)
Effective income tax rate	(0.2)%	(0.2)%	(0.2)%

Deferred tax assets and liabilities

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities were as follows as of the dates indicated (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$161,189	$131,705
Tax credits	16,343	14,172
Accrual and reserves	4,907	4,509
Tangible and intangible assets	2,894	2,143
Stock-based compensation expense	4,596	4,686
Capitalized research costs	29,663	25,730
Other deferred tax asset	3,812	2,876
Gross deferred tax assets	223,404	185,821
Valuation allowance	(222,061)	(184,298)
Net deferred tax assets	$1,343	$1,523

	December 31,
	2023	2022
Deferred tax liabilities:
Right-of-use assets	$(1,343)	$(1,523)
Gross deferred tax liabilities	$(1,343)	$(1,523)

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. A valuation allowance is provided when it is not more likely than not that some portion of the deferred tax assets will be realized. Management believes that, based on a number of factors, it is more likely than not that the U.S. federal and state net deferred tax assets will not be fully realized, thus a full valuation allowance has been recorded as of December 31, 2023 and 2022. The change in the valuation allowance during the years ended December 31, 2023, 2022 and 2021 was an increase of $37.8 million, $42.6 million, and $30.7 million, respectively.

Starting in 2022, changes to Internal Revenue Code Section 174 made by the Tax Cuts and Jobs Act of 2017 (the TCJA) no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. As a result, the Company capitalized such costs in its 2023 and 2022 income tax provisions, resulting in an increase in deferred tax assets.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2023, the Company had a net operating loss carryforward for U.S. federal income tax purposes of $643.4 million. Federal net operating losses of $515.6 million incurred after 2017 do not expire but usage is limited to 80% of taxable income. The remaining $127.8 million of federal net operating loss carryforward will begin to expire in 2024 and continue to expire through 2037. The Company had a total U.S. state net operating loss carryforward of $380.2 million. State net operating losses of $108.3 million do not expire. The remaining state net operating loss carryforward of $271.9 million will begin to expire in 2024 and continue to expire through 2043.

As of December 31, 2023, the Company had federal research and development credits of $8.8 million, which will begin to expire in 2030 and state research and development credits of $7.5 million which are not currently subject to expiration. Utilization of the operating loss and tax credits may be subject to annual limitation due to the ownership change limitations provided by the Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss and tax credit carryforwards before utilization.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be significantly reduced. The Company’s deferred tax asset and related valuation allowance would be reduced, as a result. The Company has not performed a Section 382 study to determine the amount of reduction, if any. Unrecognized tax benefits as of December 31, 2023 have been recorded as an offset to federal and state research and development credit carryforwards.

Unrecognized Tax Benefits

A reconciliation of the total unrecognized tax benefits for the periods presented was as follows (in thousands):

	December 31,
	2023	2022
Balance, beginning of year	$3,027	$2,190
Increase related to prior years positions	—	37
Decrease related to current year positions	—	—
Increase related to current year positions	754	800
Balance, end of year	$3,781	$3,027

The Company does not have any material accrued interest or penalties associated with unrecognized tax benefits. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

The Company files income tax returns in the United States, various U.S. states and Mexico. The Company is currently under Texas franchise tax audit. The Company is not under examination by income tax authorities in federal, other states with the exception of Texas, or other jurisdictions. All tax returns remain open for examination by federal, state, and foreign authorities for three, four, and five years, respectively, from the date of utilization of any net operating loss or credits.

10. Net Loss per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Years Ended December 31,
	2023	2022	2021
Stock options to purchase common stock	1,935	2,602	3,533
Restricted stock units	2,593	1,593	581
Performance stock units	197	47	17
Shares committed under ESPP	318	90	37
Warrant to purchase common stock	63	63	63
Total	5,106	4,395	4,231

11. Restructuring

Early in the fourth quarter of 2023, the Company began restructuring its organization to better align its talent, organizational design and spending in support of its most critical strategies while also streamlining its overall cost structure. The restructuring plan was substantially completed as of December 31, 2023. As a result, we recognized restructuring charges of $2.5 million for severance costs, all of which were paid or will be paid in cash. As of December 31, 2023, $0.9 million of restructuring costs were recorded in accrued compensation and related benefits on the balance sheet.

Restructuring costs are recorded in the statements of operations as follows (in thousands):

Year Ended
December 31, 2023
Cost of revenue	$129
Research and development	739
Sales and marketing	1,294
General and administrative	370
Total	$2,532

12. Subsequent Event

On January 2, 2024, the Company borrowed and received $66.5 million under the SLR Term Loan Facility (the Term B-2 Loan). After giving effect to such borrowing and the recent borrowing the Company made in December 2023, the outstanding principal amount under the SLR Term Loan Facility is $200.0 million as of the date of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by an independent registered public accounting firm, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 with respect to executive officers may be found under the heading “Information About Our Executive Officers” in Part I, Item 1 of this Annual Report.

We have adopted a code of conduct applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of our code of conduct is available on our principal corporate website at www.outsetmedical.com in the Investors section under “Corporate Governance.” We intend to post any required disclosures regarding an amendment to, or waiver from, a provision of our code of conduct on the same website.

The remaining information required by this Item 10 is incorporated by reference from the sections entitled “Board and Corporate Governance Matters,” “Audit Matters” and “Delinquent Section 16(a) Reports” to be included in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2024 Annual Meeting of Stockholders within 120 days of our fiscal year ended December 31, 2023 (the Proxy Statement).

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Form of Amended and Restated Certificate of Incorporation of Outset Medical, Inc.	S-1/A	333-248225	3.1	September 9, 2020
3.2	Form of Amended and Restated Bylaws of Outset Medical, Inc.	S-1/A	333-248225	3.2	September 9, 2020
4.1	Form of Common Stock Certificate	S-1/A	333-248225	4.1	September 9, 2020
4.2	Amended and Restated Registration Rights Agreement	S-1	333-248225	4.2	August 21, 2020
4.3	Form of Series A Warrant Agreement #1	S-1	333-248225	4.3	August 21, 2020
4.4	Form of Series A Warrant Agreement #2	S-1	333-248225	4.4	August 21, 2020
4.5	Description of Outset Medical, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	001-39513	4.5	March 22, 2021
10.1†	Form of Indemnification Agreement	S-1/A	333-248225	10.1	September 9, 2020
10.2†	Outset Medical, Inc. 2010 Equity Incentive Plan and related form agreements	S-1	333-248225	10.2	August 21, 2020
10.3†	Outset Medical, Inc. 2019 Equity Incentive Plan and related form agreements	S-1	333-248225	10.3	August 21, 2020
10.4†*	Outset Medical, Inc. 2020 Equity Incentive Plan, as amended and restated
10.5†	Form of Stock Option Grant Notice and Option Agreement for Outset Medical, Inc. 2020 Equity Incentive Plan	10-K	001-39513	10.5	March 22, 2021
10.6†	Form of Restricted Stock Unit Award Grant Notice and Award Agreement for Outset Medical, Inc. 2020 Equity Incentive Plan	10-K	001-39513	10.6	March 22, 2021
10.7†	Form of Restricted Stock Award Grant Notice and Award Agreement for Outset Medical, Inc. 2020 Equity Incentive Plan	10-K	001-39513	10.7	March 22, 2021
10.8†	Form of Performance Stock Unit Award Grant Notice and Award Agreement for Outset Medical, Inc. 2020 Equity Incentive Plan	10-K	001-39513	10.8	March 22, 2021
10.9†	Outset Medical, Inc. Employee Stock Purchase Plan, as amended and restated	10-Q	001-39513	10.3	November 9, 2022
10.10†	Employment Agreement by and between Outset Medical and Leslie Trigg, dated as of February 23, 2015	S-1	333-248225	10.6	August 21, 2020
10.11*	Form of Amended and Restated Change in Control and Severance Agreement for Chief Executive Officer
10.12*	Form of Amended and Restated Change in Control and Severance Agreement for non-Chief Executive Officer executive officers
10.13#	Lease by and between WH Silicon Valley IV LP and Outset Medical, Inc., dated as of September 19, 2019	S-1	333-248225	10.10	August 21, 2020
10.14#	Sublease Agreement by and among Inmobiliaria IAMSA, S.A. de C.V. (Sublessor), Baja Fur S.A. de C.V. (Sublessee) and Outset Medical, Inc. (Guarantor), dated as of May 5, 2020	S-1	333-248225	10.11	August 21, 2020
10.15#	First Amendment Agreement by and among Inmobiliaria IAMSA, S.A. de C.V. (Sublessor), Baja Fur S.A. de C.V. (Sublessee) and Outset Medical, Inc. (Guarantor), dated as of June 26, 2020	S-1	333-248225	10.12	August 21, 2020
10.16#	Guaranty by and between Inmobiliaria IAMSA, S.A. de C.V. and Outset Medical, Inc dated as of May 6, 2020	S-1	333-248225	10.13	August 21, 2020
10.17#	Manufacturing Services Agreement by and between TACNA Services, Inc. and Outset Medical, Inc. dated as of January 15, 2020	S-1	333-248225	10.17	August 21, 2020

10.18#	Authorized Reseller Agreement by and between SDV Office Systems, LLC dba SDV Medical and Outset Medical, Inc. dated as of October 14, 2019	S-1	333-248225	10.18	August 21, 2020
10.19#	Amendment 1 to the Authorized Reseller Agreement by and between SDV Office Systems, LLC dba SDV Medical and Outset Medical, Inc. dated as of March 26, 2020	S-1	333-248225	10.19	August 21, 2020
10.20#	Amendment 2 to the Authorized Reseller Agreement by and between SDV Office Systems, LLC dba SDV Medical and Outset Medical, Inc. dated as of May 6, 2020	S-1	333-248225	10.20	August 21, 2020
10.21#	Purchasing Agreement by and between HCA Management Services, L.P. and Outset Medical, Inc. dated as of May 1, 2020	S-1	333-248225	10.21	August 21, 2020
10.22#	Supply Agreement by and between Carlisle Interconnect Technologies, Inc. and Outset Medical, Inc., dated January 12, 2021	10-K	001-39513	10.30	March 22, 2021
10.22	Loan and Security Agreement by and between SLR Investment Corp., the lenders from time to time party thereto and Outset Medical, Inc. dated as of November 3, 2022	10-Q	001-39513	10.1	November 9, 2022
10.24	Credit Agreement by and between Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL and Outset Medical, Inc. dated as of November 3, 2022	10-Q	001-39513	10.2	November 9, 2022
10.25*	First Amendment to Loan and Security Agreement by and among SLR Investment Corp., as collateral agent, the lenders party thereto and Outset Medical, Inc. dated as of December 11, 2023
23.1*	Consent of KPMG LLP, independent registered public accounting firm
24.1*	Power of Attorney (included on the signature page)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Outset Medical, Inc. Policy on Recoupment of Incentive Compensation
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page formatted as inline XBRL and contained in Exhibits 101

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

Outset Medical, Inc.

Date: February 21, 2024	By:	/s/ Leslie Trigg
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

Signature	Title	Date

/s/ Leslie Trigg	President and Chief Executive Officer; Chair of the Board (Principal Executive Officer)	February 21, 2024
Leslie Trigg
/s/ Nabeel Ahmed	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2024
Nabeel Ahmed
/s/ D. Keith Grossman	Lead Independent Director	February 21, 2024
D. Keith Grossman
/s/ Karen Drexler	Director	February 21, 2024
Karen Drexler
/s/ Patrick T. Hackett	Director	February 21, 2024
Patrick T. Hackett
/s/ Jim Hinrichs	Director	February 21, 2024
Jim Hinrichs

/s/ Dale Jones	Director	February 21, 2024
Dale Jones

/s/ Andrea L. Saia	Director	February 21, 2024
Andrea L. Saia

/s/ Catherine Szyman	Director	February 21, 2024
Catherine Szyman