Form 10-Q
period 2024-06-30
Outset Medical, Inc.
filed 2024-08-08
CIK 1484612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2024, the registrant had 52,089,795 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Outset Medical, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$37,859	$68,509
Short-term investments	156,989	134,815
Accounts receivable, net	34,121	32,980
Inventories	61,599	49,215
Prepaid expenses and other current assets	4,569	5,700
Total current assets	295,137	291,219
Restricted cash	3,329	3,329
Property and equipment, net	10,873	13,273
Operating lease right-of-use assets	4,675	5,375
Other assets	520	605
Total assets	$314,534	$313,801
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,255	$5,827
Accrued compensation and related benefits	11,431	19,005
Accrued expenses and other current liabilities	9,747	13,459
Accrued warranty liability	2,199	3,712
Deferred revenue, current	13,108	11,727
Operating lease liabilities, current	1,693	1,593
Total current liabilities	43,433	55,323
Accrued interest	1,762	896
Deferred revenue	130	101
Operating lease liabilities	3,616	4,482
Term loans	196,994	130,113
Total liabilities	245,935	190,915
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, and no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 300,000 shares authorized as of June 30, 2024 and December 31, 2023; 52,084 and 50,317 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	52	50
Additional paid-in capital	1,104,994	1,084,515
Accumulated other comprehensive income (loss)	(302)	68
Accumulated deficit	(1,036,145)	(961,747)
Total stockholders' equity	68,599	122,886
Total liabilities and stockholders' equity	$314,534	$313,801

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$19,238	$29,330	$39,666	$57,109
Service and other revenue	8,150	6,710	15,890	12,398
Total revenue	27,388	36,040	55,556	69,507
Cost of revenue:
Cost of product revenue	10,567	22,212	23,148	43,029
Cost of service and other revenue	7,039	6,125	14,411	12,347
Total cost of revenue	17,606	28,337	37,559	55,376
Gross profit	9,782	7,703	17,997	14,131
Operating expenses:
Research and development	9,734	14,906	22,369	28,699
Sales and marketing	18,128	24,985	39,176	49,318
General and administrative	12,684	11,290	24,128	23,077
Total operating expenses	40,546	51,181	85,673	101,094
Loss from operations	(30,764)	(43,478)	(67,676)	(86,963)
Interest income and other income, net	2,471	2,668	5,569	5,316
Interest expense	(6,010)	(3,103)	(11,978)	(6,045)
Loss before provision for income taxes	(34,303)	(43,913)	(74,085)	(87,692)
Provision for income taxes	151	133	313	325
Net loss	$(34,454)	$(44,046)	$(74,398)	$(88,017)

Net loss per share, basic and diluted	$(0.66)	$(0.90)	$(1.45)	$(1.79)
Shares used in computing net loss per share, basic and diluted	51,880	48,951	51,391	49,085

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(34,454)	$(44,046)	$(74,398)	$(88,017)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(44)	(280)	(370)	171
Comprehensive loss	$(34,498)	$(44,326)	$(74,768)	$(87,846)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	50,317	$50	$1,084,515	$68	$(961,747)	$122,886
Issuance of common stock through employee stock purchase plan	776	1	2,079	—	—	2,080
Issuance of common stock for settlement of RSUs	607	1	294	—	—	295
Stock option exercises	2	—	6	—	—	6
Stock-based compensation expense	—	—	8,203	—	—	8,203
Unrealized loss on available-for-sale securities	—	—	—	(326)	—	(326)
Net loss	—	—	—	—	(39,944)	(39,944)
Balance as of March 31, 2024	51,702	$52	$1,095,097	$(258)	$(1,001,691)	$93,200
Issuance of common stock for settlement of RSUs	312	—	—	—	—	—
Stock option exercises	70	—	77	—	—	77
Stock-based compensation expense	—	—	9,820	—	—	9,820
Unrealized loss on available-for-sale securities	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(34,454)	(34,454)
Balance as of June 30, 2024	52,084	$52	$1,104,994	$(302)	$(1,036,145)	$68,599

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	48,465	$48	$1,035,456	$(564)	$(788,950)	$245,990
Issuance of common stock through employee stock purchase plan	307	1	4,593	—	—	4,594
Issuance of common stock for settlement of RSUs	282	—	—	—	—	—
Stock option exercises	162	—	684	—	—	684
Stock-based compensation expense	—	—	8,538	—	—	8,538
Unrealized gain on available-for-sale securities	—	—	—	451	—	451
Net loss	—	—	—	—	(43,971)	(43,971)
Balance as of March 31, 2023	49,216	$49	$1,049,271	$(113)	$(832,921)	$216,286
Issuance of common stock for settlement of RSUs	165	—	—	—	—	—
Stock option exercises	248	1	1,042	—	—	1,043
Stock-based compensation expense	—	—	10,105	—	—	10,105
Unrealized loss on available-for-sale securities	—	—	—	(280)	—	(280)
Net loss	—	—	—	—	(44,046)	(44,046)
Balance as of June 30, 2023	49,629	$50	$1,060,418	$(393)	$(876,967)	$183,108

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(74,398)	$(88,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,023	18,643
Depreciation and amortization	2,931	2,898
Non-cash lease expense	700	603
Non-cash interest expense	1,241	914
Amortization of premium on investments, net	(2,928)	(3,353)
Provision for inventories	706	868
Loss on disposal of property and equipment	23	93
Allowance for credit losses	1,813	87
Changes in operating assets and liabilities:
Accounts receivable	(2,953)	(8,919)
Inventories	(13,214)	6,114
Prepaid expenses and other assets	1,196	1,196
Accounts payable	(544)	1,682
Accrued compensation and related benefits	(7,279)	(4,058)
Accrued expenses and other current liabilities	(3,695)	(3,720)
Accrued warranty liability	(1,513)	547
Deferred revenue	1,410	2,130
Operating lease liabilities	(766)	(640)
Net cash used in operating activities	(79,247)	(72,932)
Cash flows from investing activities:
Purchases of property and equipment	(474)	(1,605)
Purchases of investment securities	(128,445)	(97,849)
Maturities of investment securities	108,829	129,250
Net cash (used in) provided by investing activities	(20,090)	29,796
Cash flows from financing activities:
Proceeds from stock option exercises and ESPP purchases	2,163	6,320
Proceeds from issuance of term loans, net of issuance costs	66,524	—
Net cash provided by financing activities	68,687	6,320
Net decrease in cash, cash equivalents and restricted cash	(30,650)	(36,816)
Cash, cash equivalents and restricted cash as of beginning of period	71,838	76,533
Cash, cash equivalents and restricted cash as of end of period	$41,188	$39,717

Supplemental cash flow disclosures:
Cash paid for income taxes	$356	$311
Cash paid for interest	$10,102	$5,131
Cash paid for amounts included in the measurement of operating lease liabilities	$766	$640

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$115	$216
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$528
Transfer of inventories to property and equipment	$148	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Notes to Unaudited Condensed Financial Statements

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

Liquidity

Since inception, the Company has incurred net losses and negative cash flows from operations. During the six months ended June 30, 2024 and 2023, the Company incurred a net loss of $74.4 million and $88.0 million, respectively. As of June 30, 2024, the Company had an accumulated deficit of $1.0 billion.

As of June 30, 2024, the Company had cash, cash equivalents, restricted cash and short-term investments of $198.2 million. The Company is subject to certain covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Management expects to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while the Company makes investments to support its anticipated growth. Management believes that the Company’s existing cash, cash equivalents, short-term investments, cash generated from sales, and proceeds received from the debt financing described in Note 7, will be sufficient to meet its anticipated needs for at least the next 12 months from the issuance date of the accompanying condensed financial statements.

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, that are necessary for the fair statement of the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three- and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations to be anticipated for any other future annual or interim period. The condensed balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date.

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

2. Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. This ASU guidance is effective for our Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09), which requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, this ASU requires certain disclosures of state versus federal income tax expense and taxes paid. This ASU is effective for our Annual Report on Form 10-K for the year ended December 31, 2025, with early adoption permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its financial statements.

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

3. Revenue and Deferred Revenue

Disaggregation of Revenue

Revenue by source consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consoles	$7,161	$19,684	$16,371	$38,547
Consumables	12,077	9,646	23,295	18,562
Total product revenue	19,238	29,330	39,666	57,109
Service and other revenue	8,150	6,710	15,890	12,398
Total revenue	$27,388	$36,040	$55,556	$69,507

Remaining Performance Obligations and Contract Liabilities

As of June 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer service contracts that are unsatisfied or partially unsatisfied was $13.2 million, which is recorded as deferred revenue on the Company’s condensed balance sheets. Of that amount, $13.1 million will be recognized as revenue during the next 12 months and $0.1 million thereafter.

The contract liabilities consist of deferred revenue which represents payments received in advance of revenue recognition. Revenue under these agreements is recognized over the related service period. During the three and six months ended June 30, 2024, the Company recognized $3.3 million and $8.8 million of previously deferred revenue, respectively.

4. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		June 30, 2024
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$18,556	$—	$—	$18,556
Short-term investments:
U.S. Treasury securities	Level 1	90,329	2	(253)	90,078
U.S. government-sponsored enterprises debt securities	Level 2	13,377	4	(19)	13,362
Corporate debt	Level 2	48,089	5	(37)	48,057
Commercial paper	Level 2	5,495	—	(3)	5,492
Total cash equivalents and short-term investments		$175,846	$11	$(312)	$175,545

		December 31, 2023
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$44,883	$—	$—	$44,883
Short-term investments:
U.S. Treasury securities	Level 1	53,790	58	(32)	53,816
U.S. government-sponsored enterprises debt securities	Level 2	29,645	24	(38)	29,631
Corporate debt	Level 2	33,214	56	—	33,270
Commercial paper	Level 2	18,097	5	(4)	18,098
Total cash equivalents and short-term investments		$179,629	$143	$(74)	$179,698

As of June 30, 2024, the remaining contractual maturities for available-for-sale securities were one month to sixteen months.

The following tables present the breakdown of the available-for-sale debt securities with unrealized losses as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30, 2024
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$78,734	$(253)	$—	$—	$78,734	$(253)
U.S. government-sponsored enterprises debt securities	7,017	(12)	3,971	(7)	10,988	(19)
Corporate debt	34,919	(37)	—	—	34,919	(37)
Commercial paper	5,493	(3)	—	—	5,493	(3)
Total	$126,163	$(305)	$3,971	$(7)	$130,134	$(312)

	December 31, 2023
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$8,416	$(16)	$17,925	$(16)	$26,341	$(32)
U.S. government-sponsored enterprises debt securities	18,757	(22)	8,488	(16)	27,245	(38)
Corporate debt	11,291	(4)	—	—	11,291	(4)
Total	$38,464	$(42)	$26,413	$(32)	$64,877	$(74)

The unrealized losses on the Company’s available-for-sale debt securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. As of June 30, 2024, the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Additional factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security. For the three and six months ended June 30, 2024 and 2023, the Company did not recognize credit loss related to available-for-sales debt securities.

5. Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

As of June 30, 2024 and December 31, 2023, the restricted cash balance of $3.3 million, was related to collateral for the Company’s building leases in San Jose, CA and Tijuana, Mexico.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sum to the total of the amounts shown in the accompanying condensed statements of cash flows (in thousands):

	June 30,
	2024	2023
Cash and cash equivalents	$37,859	$36,388
Restricted cash	3,329	3,329
Total cash, cash equivalents and restricted cash	$41,188	$39,717

Accounts Receivable

Accounts receivable are recorded at invoice value, net of any allowance for credit losses. The allowance for credit losses is based on the Company’s assessment of its best estimate of the amount of credit losses in customer accounts. The Company regularly reviews the allowance by considering factors such as existing contractual payment terms, historical collection experience, the financial position of the customer and information provided by credit rating services, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

The Company writes off accounts receivable when the Company has exhausted collection efforts without success, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received. Credit losses from continuing operations have consistently been within management’s expectations.

The following table presents the activity in the Company’s allowance for credit losses (in thousands):

Balance as of December 31, 2023	$203
Increase in allowance	1,820
Write-offs	(7)
Balance as of June 30, 2024	$2,016

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$23,340	$18,706
Work in process	11,864	8,728
Finished goods	26,395	21,781
Total inventories	$61,599	$49,215

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Inventory	$3,683	$3,395
Research and development expenses	281	1,050
Professional services	896	1,153
Customer rebates	1,588	2,100
Other	3,299	5,761
Total accrued expenses and other current liabilities	$9,747	$13,459

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

7. Term Loan

Term loan consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Principal of term loans	$200,000	$133,476
Unamortized debt discount	(3,006)	(3,363)
Term loans, noncurrent	$196,994	$130,113

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

The maximum amount the Company is permitted to borrow under the SLR Credit Facilities is subject to certain overall borrowing limitations that are tied to achieving certain specified revenue milestones and limit the maximum principal amount outstanding under the SLR Credit Facilities. As of June 30, 2024, the Company borrowed an aggregate principal amount of $200.0 million under the SLR Term Loan Facility, the full amount available under the borrowing limitations.

SLR Term Loan Facility

Under the SLR Loan Agreement, as subsequently amended on December 11, 2023, the Term Loan Lenders agreed to extend term loans to the Company in an aggregate principal amount of up to $250.0 million, comprised of (i) a term loan of $100.0 million (the Term A Loan), (ii) term loans in an aggregate principal amount of up to $100.0 million that was provided for in two increments, one of $33.5 million (the Term B-1 Loan) and one of $66.5 million (the Term B-2 Loan) and (iii) one or more term loans in an aggregate principal amount of up to $50.0 million (Term C Loans). Each Term A Loan, Term B Loan and Term C Loan is referred to single as a Term Loan and are referred to collectively as the Term Loans. The Term C Loans are subject to compliance with the borrowing limitations, Term Loan Lenders’ credit approval and the achievement of a specified net revenue milestone on or before June 30, 2025 and if available, would remain available for funding until one business day prior to November 1, 2027.

Any principal amount outstanding under the Term Loans will accrue interest at a rate per annum equal to one-month term Secured Overnight Financing Rate (term SOFR) (subject to a 2.75% floor), plus 5.15% (10.48% as of June 30, 2024), payable monthly in arrears. The Company is permitted to make interest-only payments on the Term Loans through November 30, 2026. Any principal amounts outstanding under the Term Loans, if not repaid sooner, are due and payable on November 1, 2027 (the Maturity Date). The Company is obligated to pay Agent (i) a non-refundable facility fee in the amount of $750,000 in respect of the Term A Loan, (ii) a non-refundable facility fees in the aggregate amount of $750,000 in respect of the Term B-1 and B-2 Loans and (iii) a non-refundable facility fee in the amount of $375,000 in respect of the Term C Loan, to be due and payable upon the earliest to occur of (a) the funding of the first Term C Loan, (b) one day prior to the Maturity Date and (c) the prepayment of the Term Loans. In addition, the Company is obligated to pay a final fee equal to 4.75% of the aggregate amount of the Term Loans funded, such final fee to be due and payable upon the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the Term Loans and (iii) the prepayment of the Term Loans. The Company may voluntarily prepay the outstanding Term Loans, subject to a prepayment premium of (i) 3.0% of the principal amount of the Term Loan, if prepaid prior to or on the first anniversary of the Closing Date, (ii) 2.0% of the principal amount of the Term Loan, if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, or (iii) 1.0% of the principal amount of the Term Loan if prepaid after the second anniversary of the Closing Date and prior to the Maturity Date.

SLR Revolver

The SLR Revolving Credit Agreement provides for an asset-based revolving credit facility with aggregate revolving commitments of $25.0 million (the Initial Revolver Commitment). The Company may request to increase the aggregate revolving commitments by $25.0 million (the Additional Tranche) to an aggregate amount of $50.0 million, subject to ABL Lender’s approval. Amounts available to be drawn under the SLR Revolver are equal to the lesser of (i) outstanding revolving commitments under the SLR Revolving Credit Agreement and (ii) a borrowing base (the Borrowing Base) equal to the sum of (a) 85% of eligible accounts receivable, plus (b) 25% of eligible inventory (not to exceed the lesser of 50% of the Borrowing Base and $5.0 million), minus (c) customary reserves, minus (d) unposted cash. As of June 30, 2024, no amounts were outstanding under the SLR Revolver. As a result of the overall borrowing limitations set forth in the SLR Credit Facilities, amounts under the SLR Revolver are not currently available. As of June 30, 2024, the Company has not requested or received ABL Lender’s approval of the Additional Tranche.

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

Subject to customary exceptions and restrictions, the Company may borrow, repay and reborrow varying amounts under the SLR Revolver at any time subject to the overall borrowing limitations. If at any time the outstanding amount under the SLR Revolver exceeds the lesser of (i) the aggregate revolving commitments then in effect and (ii) the Borrowing Base then in effect, the Company will be required to prepay outstanding amounts under the SLR Revolver.

The SLR Revolver shall expire on November 1, 2027.

Other Terms of the SLR Credit Facilities

As security for its obligations under the SLR Credit Facilities, the Company granted Agent, for the benefit of the Term Loan Lenders, and ABL Lender a security interest in substantially all of the assets of the Company, including the Company’s intellectual property, subject to certain exceptions.

The SLR Credit Facility Agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property or to pay any dividends or other distributions on capital stock. The agreements also include a financial covenant that, beginning with the fiscal quarter ending December 31, 2023, the Company must either (i) maintain certain levels of cash and cash equivalents in accounts subject to control agreements in favor of Agent and ABL Lender of at least 50% of the sum of (a) the outstanding obligations under the Term Loans (as defined below) and (b) the amount of the Company’s accounts payable that have not been paid within 120 days from the invoice date thereof or (ii) generate net product and product related revenue in excess of specified amounts and maintain gross profit margins in excess of specified percentages, in each case, for applicable measuring periods.

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

8. Equity Incentive Plan

Equity Incentive Plans

As of June 30, 2024, 3,247,000 shares were reserved for future issuance under the 2020 Equity Incentive Plan (2020 Plan).

Employee Share Purchase Plan (ESPP)

As of June 30, 2024, 931,000 shares of common stock were reserved for issuance in connection with the current and future offering periods under the ESPP.

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

In 2024, the Company also granted a new type of PSU award to executive officers and certain other senior leaders which is earned and vests based on appreciation of the Company’s stock price above pre-determined stock price triggers or achievement of specified operating income targets over a performance period of up to three years.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in the accompanying condensed statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of revenue	$531	$403	$796	$761
Research and development	2,293	2,824	4,625	5,439
Sales and marketing	2,494	3,545	3,953	6,143
General and administrative	4,502	3,333	8,649	6,300
Total stock-based compensation expense	$9,820	$10,105	$18,023	$18,643

9. Income Taxes

For each of the three and six months ended June 30, 2024 and 2023, the Company incurred an income tax provision of an insignificant amount, which primarily related to foreign income taxes related to the Company’s Mexico operations. The U.S. federal and state net deferred tax assets have been fully offset by a valuation allowance, as the Company believes it is not more likely than not that the deferred tax assets will be realized.

10. Net Loss Per Share

The following outstanding potentially dilutive shares were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and Six Months Ended
	June 30,
	2024	2023
Stock options to purchase common stock	1,615	2,162
Restricted stock units	4,777	2,707
Performance stock units	318	107
Shares committed under ESPP	54	65
Warrant to purchase common stock	63	63
Total	6,827	5,104

11. Workforce reduction

In order to improve operational efficiencies, reduce operating expenses and streamline its overall organizational structure, the Company recently implemented two organizational restructurings. At the beginning of the fourth quarter of 2023, the Company began a workforce reduction which was substantially completed by the end of 2023, incurring restructuring charges of $2.5 million in the fourth quarter of 2023 for employee severance and other termination benefits. In May 2024, the Company implemented an additional workforce reduction plan (the May 2024 workforce reduction plan) that was estimable and probable as of March 31, 2024 and, as a result, recognized restructuring charges of $2.7 million in the first quarter of 2024 for employee severance and other termination benefits.

The following table sets forth severance and related benefits charges related to the May 2024 workforce reduction plan included in the accompanying condensed statements of operations (in thousands):

Six Months Ended
June 30, 2024
Cost of revenue	$213
Research and development	1,099
Sales and marketing	1,011
General and administrative	455
Total	$2,778

The changes in liabilities resulting from the restructuring accruals, which were recorded in accrued compensation and related benefits on the accompanying condensed balance sheet, were as follows (in thousands):

Balance as of December 31, 2023	$854
Charges	2,778
Payments and other adjustments	(2,889)
Balance as of June 30, 2024	$743

12. Subsequent Event

In connection with steps the Company is taking to help optimize its commercial organization, and to help improve operational efficiencies and reduce operating expenses to align with anticipated revenue growth, in August 2024, the Company initiated an additional restructuring plan primarily impacting its commercial organization (the August 2024 restructuring plan). The Company expects to incur approximately $1.3 million of restructuring charges in the third quarter of 2024 for employee severance and other termination benefits.

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

In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “plan,” “expect” or the negative or plural of these words or similar expressions. The forward-looking statements in this report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include those described throughout this Quarterly Report, including in this discussion as well as in the section titled “Risk Factors” under Part II, Item 1A below and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements, like all statements in this report, speak only as of their date, and, except as required by law we undertake no obligation to update or revise these statements, whether as a result of any new information, future developments or otherwise. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

We generate revenue from the placement of Tablo consoles along with accessories, and shipping and handling charged to customers, which revenue is recognized up-front. We also earn recurring revenue from sales of consumables, including Tablo cartridges, and services, which generates significant total revenue over the life of Tablo console. Our total revenues were $27.4 million and $36.0 million for the three months ended June 30, 2024 and 2023, respectively, and $55.6 million and $69.5 million for the six months ended June 30, 2024 and 2023, respectively.

We primarily sell our solutions through our direct sales organization, which covers most major metropolitan markets in the United States. Our sales organization is comprised of our capital sales team, responsible for generating new customer demand for Tablo, and our clinical sales team, responsible for driving utilization and fleet expansion of Tablo at existing customer sites. In addition, our field service team provides maintenance services and product support to our customers. Our field sales and service teams represent 52% of our total full-time employees as of June 30, 2024. The same sales organization and field service team drive Tablo penetration in both the acute and home markets. We believe the ability to leverage one team to serve both markets will result in significant productivity and cost optimization as we continue to scale our business.

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

Market Acceptance of Tablo in Acute Setting

We plan to further broaden our installed base by continuing to target national and regional integrated delivery networks and health systems, sub-acute long-term acute care hospitals (LTACHs) and skilled nursing facilities (SNFs). In addition, we focus on driving utilization and fleet expansion with existing customers by providing an exceptional user experience delivered through our commercial team and a steady release of software enhancements that amplify Tablo’s operational reliability and clinical versatility. Our ability to successfully execute on this strategy, and thereby increase our revenue in the acute market, will depend on several factors. These factors include our ability to recover from the adverse impact in the field from the Warning Letter as we resume distribution of TabloCart with Prefiltration, as well as the success of our initiatives to optimize our commercial organization, infrastructure and sales processes to support the growth of our business in the acute care market as we focus more heavily on enterprise selling and transition beyond earlier stage adoption of Tablo.

Expansion of Tablo within the Home Setting

We believe that a significant growth opportunity exists within the home hemodialysis market. We are partnering with innovative dialysis clinic providers, health systems and other adjacent healthcare providers who are motivated to grow their home hemodialysis population, and who share our vision of creating a seamless and supported transition to the home. We are also investing in market development over the longer term to expand the home hemodialysis market itself. The expansion of the home hemodialysis market and our ability to penetrate this market will be an important factor in driving the future growth of our business. In addition, the success of our efforts to expand within the home market, help grow new home programs and increase our revenue generated from home-based dialysis on the timeline that we anticipate will depend on several factors. These factors include the success of our initiatives to optimize and further evolve our commercial organization, infrastructure and sales processes as we scale our business in the home market.

Gross Margin Expansion

Our ability to expand our gross margins depends on: first, our ability to reduce the cost of Tablo consoles; second, our ability to continue to sell Tablo cartridges, services, and accessories for Tablo consoles; and third, our ability to reduce the cost of service. Over the past several years, we have moved the production of Tablo consoles and a majority of Tablo cartridges in-house to our manufacturing facility in Tijuana, Mexico which we operate in collaboration with TACNA as part of our cost reduction activities. This has helped further our long-term gross margin expansion and supply continuity strategies while reducing the costs of Tablo console production and improving the flexibility of our operations. We will continue our cost reduction activities by using our design, engineering, supply chain and manufacturing capabilities to help further advance and improve the efficiency of our manufacturing processes, lowering the cost of parts and components and lowering our costs of production. Further, we will continue to utilize our cloud-based data system, as well as enhanced product performance, to better support our field service team and drive down service costs per console. In addition, our ability to expand gross margins will depend in part on our ability to control the average selling prices of our products and services, including by selling higher-margin accessories, consumables and services. Our ability to expand gross margins depends on our ability to successfully execute these strategies.

Profitability Initiatives

Our ability to achieve and sustain profitability depends on several key factors: first, our ability to grow our revenue while expanding gross margins, as discussed above; second, our ability to optimize operating expenses; and third, our ability to optimize working capital. We have undertaken various initiatives designed to improve operational efficiencies, reduce operating expenses to align with anticipated levels of revenue growth and streamline our overall cost structure, including two organizational restructurings implemented in the fourth quarter of 2023 and second quarter of 2024. In connection with steps we are taking to help optimize our commercial organization, in August 2024, we initiated an additional restructuring plan primarily impacting our commercial organization. We are also taking steps to improve our ability to efficiently manage working capital, including inventory. Our ability to transition to profitability will depend on the success of our efforts to optimize spending and working capital, including inventory.

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

Beginning in the third quarter of 2023, we began to observe an increasing number of our existing and prospective customers deferring their decisions to purchase Tablo in an environment of rising interest rates and more cautious capital spending. These deferrals served to elongate our sales cycle and the timing of delivery and installations, which, in turn, contributed to an adverse impact on our bookings and revenues starting in the second half of 2023, and we expect these negative impacts to continue through at least the remainder of 2024. Beginning in 2022, our existing and prospective customers faced shortages of skilled nurses and other clinical personnel as well as increased labor costs, combined with economic pressures resulting from general economic and financial market conditions, primarily escalating inflation, tightening hospital operating budgets and increased scrutiny of capital purchase decisions, all of which generally have the effect of lengthening the average sales cycle and elongating the timing of installations. These factors negatively impacted our customer base on pipeline development and installation schedules, which, in turn, negatively impacted our bookings, delayed our shipments and adversely impacted our revenues for 2022 and, to a lesser extent, 2023. We have generally seen some stabilization in these challenging labor market dynamics for healthcare providers during 2023 and thereafter as compared to 2022. Moreover, we believe Tablo offers automation and ease-of-use benefits over traditional machines that can enhance our existing and potential customers’ ability to support their patient populations despite staffing shortages. However, if our customers continue to face prolonged periods of rising interest rates, capital budget constraints, volatility, uncertainty, staffing shortages, cash flow challenges, rising costs and other financial pressures, whether due to general macroeconomic conditions, cybersecurity events or otherwise, it could ultimately adversely impact our ability to expand existing customer relationships or attract new customers of Tablo, timely collect amounts due, effectively manage our inventory levels, and have a material adverse effect on our bookings, revenues, results of operations, financial condition, and, ultimately, our future growth and profitability.

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

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$19,238	$29,330	$39,666	$57,109
Service and other revenue	8,150	6,710	15,890	12,398
Total revenue	27,388	36,040	55,556	69,507
Cost of revenue:
Cost of product revenue	10,567	22,212	23,148	43,029
Cost of service and other revenue	7,039	6,125	14,411	12,347
Total cost of revenue	17,606	28,337	37,559	55,376
Gross profit	9,782	7,703	17,997	14,131
Operating expenses:
Research and development	9,734	14,906	22,369	28,699
Sales and marketing	18,128	24,985	39,176	49,318
General and administrative	12,684	11,290	24,128	23,077
Total operating expenses	40,546	51,181	85,673	101,094
Loss from operations	(30,764)	(43,478)	(67,676)	(86,963)
Interest income and other income, net	2,471	2,668	5,569	5,316
Interest expense	(6,010)	(3,103)	(11,978)	(6,045)
Loss before provision for income taxes	(34,303)	(43,913)	(74,085)	(87,692)
Provision for income taxes	151	133	313	325
Net loss	$(34,454)	$(44,046)	$(74,398)	$(88,017)

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Revenue:
Product revenue	$19,238	$29,330	$(10,092)	(34)%	$39,666	$57,109	$(17,443)	(31)%
Service and other revenue	8,150	6,710	1,440	21%	15,890	12,398	3,492	28%
Total revenue	$27,388	$36,040	(8,652)	(24)%	$55,556	$69,507	(13,951)	(20)%

Product revenue decreased by $10.1 million or 34% for the three months ended June 30, 2024 as compared to the same period in the prior year. This decrease was driven by a $12.5 million decrease in console revenue due to fewer consoles being sold in in the current year, which was partially offset by a $2.4 million increase in consumable revenue due to growth in our console installed base.

Product revenue decreased by $17.4 million, or 31% for the six months ended June 30, 2024 as compared to the same period in the prior year. This decrease was driven by a $22.2 million decrease in console revenue due to fewer consoles being sold in the current year, which was offset by a $4.7 million increase in consumable revenue attributable to growth in our console installed base.

Service and other revenue increased for the three and six months ended June 30, 2024 as compared to the same periods in the prior year. The increase was primarily due to services associated with the growth in our console installed base.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Gross profit and gross margin:
Gross profit	$9,782	$7,703	$2,079	27%	$17,997	$14,131	$3,866	27%
Gross margin	35.7%	21.4%			32.4%	20.3%

Gross profit increased for the three and six months ended June 30, 2024 as compared to the same periods in the prior year. Gross margin improved by 14.3 percentage points for the three months ended June 30, 2024 and 12.1 percentage points for the six months ended June 30, 2024 as compared to the same periods in the prior year. These improvements in gross profit and gross margin were primarily driven by a higher mix of consumable and service and other revenue than consoles in the current year as compared to the prior year. Consumables had a higher gross margin than consoles and had improved gross margin year over year. The higher consumable gross margin resulted from lower cost per unit and a higher average selling price for consumables.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Operating expenses:
Research and development	$9,734	$14,906	$(5,172)	(35)%	$22,369	$28,699	$(6,330)	(22)%
Sales and marketing	18,128	24,985	(6,857)	(27)%	39,176	49,318	(10,142)	(21)%
General and administrative	12,684	11,290	1,394	12%	24,128	23,077	1,051	5%
Total operating expenses	$40,546	$51,181	(10,635)	(21)%	$85,673	$101,094	(15,421)	(15)%

Research and development expenses decreased for the three and six months ended June 30, 2024 as compared to the same periods in the prior year. The decrease was primarily due to an overall decrease in compensation-related and stock-based compensation expense, consulting expense, and infrastructure costs resulting from our cost reduction efforts implemented in the fourth quarter of 2023 and the second quarter of 2024.

Sales and marketing expenses decreased for the three and six months ended June 30, 2024 as compared to the same periods in the prior year. The decrease was primarily driven by an overall decrease in compensation-related and stock-based compensation expense, travel, and consulting expenses resulting from our cost reduction efforts implemented in the fourth quarter of 2023 and the second quarter of 2024. These decreases were partially offset by higher freight expenses due to higher volume in consumable sales.

General and administrative expenses increased for the three and six months ended June 30, 2024 as compared to the same periods in the prior year. The increase was primarily due to $1.8 million of allowance for credit losses recorded in the second quarter of 2024 and an increase in stock-based compensation expense. These increases were partially offset by an overall decrease in consulting expenses and compensation-related expense resulting from our cost reduction efforts implemented in the fourth quarter of 2023 and the second quarter of 2024. Our insurance costs also decreased as compared to the prior year periods.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Other income (expenses), net:
Interest income and other income, net	$2,471	$2,668	$(197)	(7)%	$5,569	$5,316	$253	5%
Interest expense	(6,010)	(3,103)	(2,907)	94%	(11,978)	(6,045)	(5,933)	98%
Total other expenses, net	$(3,539)	$(435)	(3,104)	714%	$(6,409)	$(729)	(5,680)	779%

The changes in interest income and other income, net for the three and six months ended June 30, 2024 as compared to the same periods in the prior year were driven by the changes in interest rates.

The increases in interest expense for the three and six months ended June 30, 2024 were primarily due to a higher outstanding balance under the SLR Term Loan Facility in 2024.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2024, we had cash, cash equivalents, restricted cash, and short-term investments of $198.2 million.

Since our inception, we have incurred net losses and negative cash flows from operations. To date, we have financed our operations and capital expenditures primarily through sales of redeemable convertible preferred stock and common stock, revenue from sales, debt financing, and proceeds from employee exercise of stock options and ESPP purchases.

We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while we make investments to support our anticipated growth. We may raise additional capital through the issuance of additional equity financing, debt financings, which may require refinancing or amending the terms of our existing debt, or other sources. If this financing is not available to us at adequate levels or on acceptable terms, we may need to further evaluate our operating plans. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing (including through our existing debt), we will be subject to an increase in our interest expense which may negatively affect our cash flow. We also are subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We believe that our existing cash, cash equivalents and short-term investments, cash generated from sales, and proceeds received from the debt financing described in Note 7 of the accompanying condensed financial statements above, will be sufficient to meet our anticipated needs for at least the next 12 months from the issuance date of this Quarterly Report.

Cash Flows Summary

The following table summarizes the cash flows for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(79,247)	$(72,932)
Investing activities	(20,090)	29,796
Financing activities	68,687	6,320
Net decrease in cash, cash equivalents and restricted cash	$(30,650)	$(36,816)

Operating Activities

The net cash used in operating activities of $79.2 million for the six months ended June 30, 2024 was due to a net loss of $74.4 million, the amortization of premiums on investments of $2.9 million and a net cash outflow from the change in our operating assets and liabilities of $27.4 million, which were adjusted by stock-based compensation expense of $18.0 million, depreciation and amortization of $2.9 million, allowance for credit losses of $1.8 million, non-cash interest expense of $1.2 million, non-cash lease expense of $0.7 million, and provision for inventories of $0.7 million. The net cash outflow from operating assets and liabilities was primarily driven by an increase in inventories, a decrease in accrued compensation and related benefit, a decrease in accrued expenses and other current liabilities due to timing of vendor payments, an increase in accounts receivable resulting from the timing of collection and a decrease in accrued warranty liability. The net cash outflow from operating assets and liabilities was partially offset by an increase in deferred revenue due to growth in our business and a decrease in prepaid expenses and other assets.

Investing Activities

The net cash used in investing activities of $20.1 million for the six months ended June 30, 2024 was due to the purchases of short-term investment securities of $128.4 million and the purchases of property and equipment of $0.5 million, which was partially offset by the maturities of short-term investment securities of $108.8 million.

Financing Activities

The net cash provided by financing activities of $68.7 million for the six months ended June 30, 2024 was due to the net proceeds of $66.5 million from borrowings under the SLR Term Loan Facility and the proceeds from employee exercises of stock options and ESPP purchases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks related to interest rate and foreign currency exchange rates are described in Part II Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, of our 2023 Annual Report. Our exposure to market risks has not changed materially since December 31, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report, as updated by the risk factors discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (Q1 2024 Quarterly Report), which could materially affect our business, financial position, or future results of operations. There have been no material changes to the risk factors described in our 2023 Annual Report, as updated by our Q1 2024 Quarterly Report, except as set forth below. The risks described in our 2023 Annual Report and Q1 2024 Quarterly Report, as updated below, are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also arise and materially impact our business. If any of these risks occur, our business, results of operations and financial condition could be materially and adversely affected and the trading price of our common stock could decline.

If we fail to effectively retain our commercial team and optimize our sales processes, or fail to expand the adoption of Tablo as we focus more heavily on enterprise selling, we may not be able to generate revenue growth.

We have relatively limited experience marketing and selling Tablo. We currently rely on our direct sales force to sell Tablo in the United States, and any failure to maintain, leverage and optimize our direct sales force will negatively affect our business, financial condition and results of operations. The members of our direct sales force are highly trained and possess substantial technical expertise, which we believe is critical in increasing adoption of Tablo. The members of our U.S. sales force are at-will employees. The loss of these personnel to competitors, or otherwise, will negatively affect our business, financial condition and results of operations. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise in replacement personnel, it may negatively affect our business, financial condition and results of operations. In addition, our services revenue is dependent in part on our FSEs, and any failure to maintain, or adequately train, our team of FSEs could negatively impact our services revenue.

In order to generate future growth, we plan to leverage and optimize our sales and marketing infrastructure to increase the number of customers that adopt Tablo. In addition, identifying and recruiting qualified sales and marketing personnel and training them on Tablo, on applicable federal and state laws and regulations and on our internal policies and procedures requires significant time, expense and attention. It often takes several months or more before a sales representative is fully trained and productive. Our sales force may subject us to higher fixed costs than those of companies with competing techniques or products that utilize independent third parties, which could place us at a competitive disadvantage. It will negatively affect our business, financial condition and results of operations if our efforts to optimize and train our sales force do not generate a corresponding increase in revenue, and our higher fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for Tablo. In addition, our ability to generate revenue growth depends on the success of our efforts to further evolve our commercial infrastructure and sales processes to support the growth of our business in the home and acute markets. Any failure to hire, optimize, develop and retain talented sales personnel, to achieve desired productivity levels in a reasonable period of time or timely reduce fixed costs, or to evolve and scale our commercial infrastructure and sales processes, could negatively affect our business, financial condition and results of operations.

Our ability to increase our customer base and achieve broader market acceptance of Tablo will depend to a significant extent on the effectiveness of our marketing efforts. We plan to continue dedicating resources to our marketing programs, and it will negatively affect our business, financial condition and results of operations if our marketing efforts and expenditures do not generate a corresponding increase in revenue. In addition, we believe that developing and maintaining broad awareness of Tablo in a cost-effective manner is critical to achieving broad acceptance of Tablo. Promotion activities may not generate patient or physician awareness or increase revenue, and even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the physician acceptance necessary to realize a sufficient return on our brand building efforts, or to achieve the level of brand awareness that is critical for broad adoption of Tablo.

Moreover, we may periodically adjust our sales organization or sales strategies in response to market shifts or opportunities, changes in our current or prospective customers, competitive threats, management changes, sales headcount changes, product and service introductions or enhancements, sales performance, cost reduction initiatives, and other internal and external considerations. Any such changes may result in disruptions in our sales cycle or a reduction of productivity, which could negatively impact our revenue growth. For example, during the second quarter of 2024, we observed a further elongation of our sales cycle, which contributed to an adverse impact on our revenues for the quarter, and which we believe was due in part to our transition beyond earlier stage adoption of Tablo. We identified a need to evolve our sales strategy to focus more heavily on enterprise selling, which often requires approvals and commitment across a larger base of stakeholders within a health system including clinical, financial and operational executives, and can elongate the sales cycle. We determined that this shift requires additional training, skill-building and optimization of our sales team and sales processes. In connection with steps we are taking to help optimize our commercial organization, and to help improve operational efficiencies and reduce operating expenses to align with anticipated revenue growth, in the third quarter of 2024, we initiated a restructuring plan primarily impacting our commercial organization. These actions could result in short-term or long-term disruption of our sales cycle and may not produce the cost savings, efficiencies and other benefits we anticipate or desire. Our ability to achieve the anticipated cost savings, efficiencies and other benefits from these actions on the timeframe we expect, or at all, is subject to estimates and assumptions, which are subject to uncertainties. If our estimates and assumptions are incorrect, if we are unsuccessful at implementing these changes or if we otherwise encounter deficiencies or inefficiencies in our infrastructure or processes which we did not anticipate, it could harm our business, financial condition, results of operations and, ultimately, our future growth and profitability. In addition, these actions may heighten certain of the risks described above, in particular, our ability to attract and retain talented sales and marketing personnel may be adversely impacted, which could harm our business.

The terms of our credit agreement require us to meet certain operating and financial covenants, place restrictions on our operating and financial flexibility and subject us to interest rate risk, and our ability to access additional borrowings is subject to us achieving certain net revenue milestones and obtaining lenders’ credit approval.

We entered into the SLR Credit Facilities on November 3, 2022, which provide for (i) up to $250.0 million of term loans pursuant to the SLR Loan Agreement and (ii) up to a $50.0 million asset-based revolving credit facility pursuant to the SLR Revolving Credit Agreement. We have already borrowed $200.0 million of term loans, the full amount available under certain borrowing limitations that limit the maximum principal amount outstanding under the SLR Credit Facilities. In addition, additional borrowings under the SLR Credit Facilities are subject to us achieving certain net revenue milestones and/or obtaining lenders’ credit approval. As a result, we cannot rely on further borrowings under the SLR Credit Facilities to fund our operations. In addition, principal amounts outstanding under each of the SLR Term Loan Facility and the SLR Revolver accrue interest at variable interest rates tied to SOFR. As a result, our borrowings under the facilities are subject to interest rate risk. An adverse change in interest rates for our borrowings would increase our borrowing costs which may restrict our access to capital in the future and, ultimately, could adversely affect our financial condition and results of operations. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations ‒ Liquidity and Capital Resources ‒ Debt Obligations ‒ SLR Debt Financing.”

The SLR Credit Facility Agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting (including the timely delivery of audited financial statements together with an unqualified report from our independent registered accountants thereon) and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property or to pay any dividends or other distributions on capital stock. Accordingly, the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. In addition, the SLR Credit Facility Agreements also include a financial covenant that, beginning with the fiscal quarter ending December 31, 2023, requires us to either (i) maintain certain levels of cash and cash equivalents in accounts subject to control agreements in favor of Agent and ABL Lender of at least the sum of (a) 50% of the outstanding obligations under the SLR Term Loan Facility and (b) the amount of the Company’s accounts payable that have not been paid within 120 days from the invoice date thereof or (ii) generate net product and product related revenue in excess of specified amounts and maintain gross profit margins in excess of specified percentages, in each case, for applicable measuring periods. If we fail to comply with any covenants, payments or other terms of either SLR Credit Facility Agreement, our agent or lender, as applicable, could declare an event of default, which would give it the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, our agent or lender, as applicable, would have the right to proceed against the assets we provided as collateral pursuant to the SLR Loan Agreement or SLR Revolving Credit Agreement, as applicable. If the debt under either SLR Credit Facility Agreement was accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay this debt, which would harm our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this report, none of the Company’s directors or officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

Outset Medical, Inc.

Date: August 7, 2024	By:	/s/ Leslie Trigg
Leslie Trigg
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Nabeel Ahmed
Nabeel Ahmed
Chief Financial Officer (Principal Financial and Accounting Officer)