Form 10-K
period 2024-12-31
Outset Medical, Inc.
filed 2025-02-28
CIK 1484612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

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

Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2024 (the last business day of the registrant's most recently completed second quarter) as reported by Nasdaq Global Market on that date was approximately $198.2 million.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 24, 2025 was 53,896,936.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission within 120 days of the registrant’ fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this Annual Report) contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements about:

•
our future results of operations and financial position, including our expectations and projections regarding our revenues, recurring revenues and revenue growth rate, cost of revenues, gross margin, operating expenses, capital expenditures, cash burn and cash position;
•
our business strategy, plans and objectives of management;
•
key factors we believe affect our performance, including our beliefs about the opportunities presented by these factors, our ability to successfully address each of these factors and the anticipated impacts of these factors on our business, financial condition and result of operations;
•
continued execution of our various initiatives designed to expand gross margins, including by continuing to sell Tablo cartridges, services and accessories for Tablo console, reducing the cost of service and reducing the cost of Tablo consoles;
•
our ability to achieve and sustain future profitability, including our ability to expand gross margins, optimize operating expenses (including the anticipated benefits from cost reduction initiatives such as organizational restructurings) and optimize working capital;
•
our expectations regarding the market sizes and growth potential for Tablo, and the total addressable market opportunities for Tablo in the acute care and home settings;
•
our planned expansion within the home dialysis market and our assumptions about the home market, including expected drivers of home dialysis adoption;
•
any ongoing impact of macroeconomic factors on our business and results of operations, and on our customers and suppliers;
•
our ability to retain our commercial team, optimize our sales processes and expand the adoption of Tablo as we focus more heavily on enterprise selling;
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

We have generated meaningful evidence to demonstrate that providers can realize significant operational efficiencies, including reducing the cost of their dialysis programs. In addition, Tablo has been shown to deliver robust clinical care. In studies and surveys we have conducted, patients have reported quality of life benefits on Tablo compared to other dialysis machines. We believe Tablo empowers patients, who have traditionally been passive recipients of care, to regain agency and ownership of their treatment.

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

Driving adoption of Tablo in the acute setting has been our primary focus since Tablo’s clearance by the FDA for use in an acute or chronic care facility. We have invested in growing our economic and clinical evidence, built veteran field service, sales and clinical support teams with significant expertise, and implemented a comprehensive training and customer experience program. Our experience in the acute market has demonstrated Tablo’s clinical flexibility and operational versatility, while also delivering meaningful cost savings to the providers. In addition, we are working with skilled nursing facilities (SNFs), long-term acute care hospitals (LTACHs), and other post-acute providers to raise awareness of Tablo’s economic and clinical benefits to them and to patients. We plan to continue leveraging our commercial infrastructure, including our sales, field service and marketing teams, to broaden our installed base in the acute and post-acute care markets, as well as driving utilization and fleet expansion with our existing customers.

Tablo is also utilized for home-based dialysis. In 2020, Tablo was cleared by the FDA for patient use in the home. We believe our ability to reduce training time, patient dropout, and supplies and infrastructure required to deliver dialysis in the home can drive efficiency and economic improvements to the home care model. In our home investigational device exemption (IDE) trial, patients reported specific quality of life improvements compared to their experience on the incumbent home dialysis machine. To penetrate this market successfully, we have made investments in, and continue to focus on refining our home distribution, logistics, service and support systems to help ensure they continue to scale. We are also working with providers, patients and payors to increase awareness and adoption of transitional care units (TCUs) as a bridge to home based therapy. To demonstrate the cost advantages of Tablo in the home setting, we are continuing to collect additional patient clinical experience and outcomes data.

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

Tablo is comprised of the following components:

•
Tablo Console. A proprietary, compact, mobile and versatile machine consisting of an integrated water purification, on-demand dialysate production system and simple-to-use touchscreen interface with 3D animations that guide the user through treatment from start to finish. Using advanced sensors, the console automates much of treatment setup and management and can automatically self-diagnose for potential machine issues. Tablo console can accommodate a wide range of treatment modalities, durations and flow rates, allowing for broad clinical applications. Tablo console requires only a standard electrical outlet and tap water to operate. This eliminates the need for industrial water treatment rooms, separate water purification machines and pre-filled bags of dialysate associated with traditional dialysis machines. We also offer TabloCart with Prefiltration drawer or storage drawer, an accessory for Tablo, that is configured based on the customer’s needs.
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

Competition

There are a number of dialysis machine manufacturers in the United States, Europe and Asia. Notable competitors in the United States include Fresenius Medical Care AG & Co. KGaA (Fresenius), Vantive, formerly the Baxter kidney care segment, and B. Braun. Medical Inc. (B. Braun). In addition, Quanta Dialysis Technologies Ltd.’s (Quanta) dialysis system has received FDA 510(k)

clearance for use in acute and/or chronic and home settings. Of these competitors, Fresenius is the largest, and is vertically integrated, both manufacturing dialysis products and operating dialysis clinics along with providing inpatient dialysis services to hospitals and health systems. Additionally, companies with dialysis machine development programs include Medtronic plc (Medtronic). With the exception of Quanta, our competitors are significantly larger than us with greater financial, marketing, sales and personnel resources, greater brand recognition and longer operating histories. We believe our ability to compete effectively will be dependent on our ability to build the commercial infrastructure necessary to effectively demonstrate the value of Tablo, maintain and improve product quality and feature functionality, build the infrastructure to support the operating needs of the business and achieve cost reductions.

Acute Care

While historically customers in this market have focused on machine functionality and price, we believe they are increasingly focused on the total cost of patient care, which favors technology that can provide clinical versatility and improve operational efficiency. In the acute care setting, the dialysis machine manufacturers that we compete with include Fresenius, Vantive and B. Braun. We compete primarily on the basis that Tablo is designed to drive operational efficiency through ease of use and cost reduction by reducing infrastructure and supplies cost.

Further, hospital and post-acute customers in this market have generally outsourced their dialysis services to third party providers, for example, Fresenius, rather than offering on-site inpatient dialysis services on their own. We may also compete against these outsourced dialysis providers. In such instances, we believe our ability to compete effectively will depend on our ability to demonstrate Tablo’s economic, clinical and operational benefits relative to outsourcing dialysis services.

Home Care

We believe competition in the home setting is based on a system’s clinical performance, its cost efficiency, its ease of use and patient preference. In the home hemodialysis setting, competitors include Fresenius (through its acquisition of NxStage) and Quanta which received FDA 510(k) clearance for home use in 2024. We believe through Tablo’s unique advantages it is easier and faster for patients to learn, and simpler for patients to operate at home, which may position us well against existing or future competitors. We believe these factors will reduce patient or caregiver burn-out, thereby extending patient retention, increasing home hemodialysis growth and improving associated margin for providers. We do not consider peritoneal dialysis (PD) to be competitive to our products given the differences in treatment modality, that PD is clinically limited to patients with certain pre-existing conditions such as congestive heart failure and obesity and that PD is regarded as a “temporary” modality since approximately 80% of patients are on the therapy for less than three years.

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

Patents

As of December 31, 2024, we had 23 issued U.S. patents, as well as 10 pending U.S. patent applications. We had an aggregate of 40 issued patents in Australia, Canada, China, France, Germany, Hong Kong, Japan, Spain, Sweden and the United Kingdom, as well as 36 pending patent applications in Australia, Brazil, Canada, China, the European Patent Office, Hong Kong, Japan, Saudi Arabia and United Arab Emirates. Some of our patents and other intellectual property cover aspects of Tablo that enable it to be used by anyone, including the patient, through the automation of functions formerly performed by dialysis center technicians using traditional dialysis systems. Our proprietary data ecosystem provides what we believe is a unique way of connecting providers and patients for real-time treatment monitoring, automated treatment documentation, and simplified compliance and record-keeping.

Our patents expire between October 2025 and April 2040. The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office (USPTO) in examining and granting a patent, or it may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. We cannot be sure that our pending patent applications or future patent applications will result in issued patents or that any patents that have issued or might issue in the future will protect our current or future products, provide us with any competitive advantage or will not be challenged, invalidated, or circumvented.

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

We also manufacture a portion of Tablo cartridges through Infus Medical Co. Ltd. (Infus), a contract manufacturer with two facilities in Thailand.

The number of suppliers required for Tablo console production is approximately 100 worldwide. We consider a discrete number of these suppliers, located in the United States, Mexico, Europe and Asia, as critical providers of components such as pumps, motors, valves and PCBA boards. The various components for Tablo cartridge are manufactured by 13 different single and dual-source suppliers located in various countries including the United States, Mexico, Europe and Asia.

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, approval of a de novo application, or approval of a premarket approval (PMA). Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (QSR), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.

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
•
unanticipated expenditures to address or defend such actions;•customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;
•
recall, detention or seizure of our products;•operating restrictions, partial suspension or total shutdown of production;•refusing or delaying our requests for regulatory approvals or clearances of new products or modified products;
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

Current FDA Regulatory Status

We currently have regulatory clearances required to market Tablo in the U.S. for use in patients with acute and/or chronic renal failure, with or without ultrafiltration, in an acute or chronic care facility. Tablo is also indicated for use in the home and observed by a trained individual. Treatments must be administered under a physician’s prescription and observed by a trained individual who is considered competent in the use of the device. The FDA’s authorizations for the Tablo System, Tablo Cartridge and TabloCart with Prefiltration have thus far been granted as 510(k) clearances.

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

We continue to seek opportunities for product improvements and feature enhancements, which will, from time to time, require FDA clearance or approval before commercial launch. For example, in October 2022, we submitted a 510(k) notification to the FDA seeking clearance of a new software version intended to offer new commercial features and enhancements designed to improve the reliability and serviceability of Tablo, as well as other previously implemented modifications. In June 2023, the FDA cleared this 510(k) application.

In May 2022, the FDA published a Letter to Healthcare Providers stating that it is evaluating the potential risk of exposure to non-dioxin-like (NDL) polychlorinated biphenyl acids (PCBAs) and NDL polychlorinated biphenyls (PCBs) with certain hemodialysis machines marketed in the United States from the silicone tubing used in those machines. Although Tablo was not the subject of the FDA’s letter, the FDA reached out to us regarding the tubing then used in Tablo and, at the FDA's request, we conducted a targeted analysis and a screening analysis on the tubing. In parallel, we filed a 510(k) application, and received subsequent 510(k) clearance from the FDA for, PCB-free silicone tubing in December 2023. In March 2024, we proactively initiated a field action to replace the remaining few silicone segments in new and existing Tablo consoles with the new, PCB-free, silicone tubing, which was subsequently designated by the FDA as a Class 1 recall, similar to the classification they have made with respect to other manufacturers whose medical devices contain NDL PCBAs and NDL PCBs. We continued with the field correction as planned, and impacted installed and active devices in the field have now been upgraded.

The FDA conducted their first quality system inspection of our San Jose, California facility which concluded in February 2023. At completion, the FDA issued a Form FDA-483 identifying four inspectional observations. We provided our response plan to the FDA in March 2023, completed the associated remediation workstreams, and submitted our final update to the FDA regarding actions taken to address these observations. The FDA conducted a follow-up inspection of our San Jose, California facility, which concluded in September 2024. At completion, the FDA did not issue a Form-483. The FDA Establishment Inspection Reports for the 2023 and 2024 inspections were received in February 2025. The FDA concluded that no further regulatory action is necessary and the two inspections are “closed” under 21 CFR 20.64(d)(3). Although we believe we are in material compliance with the QSR, there is no guarantee that subsequent inspections of our facility by the FDA or other regulatory authorities will not result in similar observations with respect to our quality system, which could adversely affect our business.

In July 2023, we received a warning letter (the Warning Letter) from the FDA that raised two observations. The first observation asserted that certain content reviewed by the FDA and found on our website promotes Continuous Renal Replacement Therapy (CRRT), a modality outside of the current indications for Tablo. The second observation asserted that TabloCart with Prefiltration required prior 510(k) clearance for marketing authorization. TabloCart with Prefiltration is an accessory to Tablo launched in the third quarter of 2022. We took action to address the first observation regarding CRRT promotion through revision of processes and procedures and updates to existing labeling and promotional materials. We also took action to address the second observation regarding TabloCart with Prefiltration. Although we evaluated TabloCart with Prefiltration prior to marketing and distributing the product and concluded that no marketing authorization was necessary, we paused distribution of TabloCart with Prefiltration pending the FDA’s review and clearance of a 510(k) application for TabloCart with Prefiltration, which we submitted in September 2023. In early May 2024, we received 510(k) clearance from the FDA for TabloCart with Prefiltration, and we have resumed distribution of TabloCart with Prefiltration. In February 2025, we were notified by the FDA that the issues cited in the Warning Letter have been addressed.

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

Given the breadth of the federal Anti-Kickback Statute, in order to protect certain common business arrangements and activities that may otherwise implicate the law, there are statutory exceptions and regulatory safe harbors that protect certain arrangements from liability under the law when all elements of an applicable exception or safe harbor are met. However, these exceptions and safe harbors are narrowly drawn, and there are no exceptions or safe harbors for many other common business activities, like the provision of meals, educational grants or reimbursement support programs, among others. Given that the federal Anti-Kickback Statute is an intent-based law, the failure of a transaction or arrangement to fit precisely within an exception or safe harbor does not necessarily mean that it is illegal or that prosecution will be pursued. Rather, the determination of a violation then turns on the specific facts and circumstances, and arrangements that fall outside an available exception or safe harbor are typically subject to greater scrutiny.

The federal civil False Claims Act (FCA) imposes civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, using, or causing to be made or used a false record or statement material to an obligation to pay money to the government, or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. This statute also permits a private individual acting as a “qui tam whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties for each false claim submitted or statement made, which currently set at $13,946 up to $27,894 per false claim or statement for penalties assessed after January 15, 2024 and which we expect will increase incrementally in early 2025 due to inflationary adjustments. Government enforcement agencies and private whistleblowers have investigated medical device manufacturers for, or asserted liability under, the FCA for a variety of alleged inappropriate promotional and marketing activities, including those involving the provision of free product or other items of value to customers, certain financial arrangements with healthcare providers, the provision of billing, coding, and reimbursement advice, and purported “off-label” promotion of products, among other things.

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

In addition to these federal laws, there are often state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to: research; sales and marketing arrangements; claims involving healthcare items or services reimbursed by any third- party payor, including private insurers; state laws that require medical device companies to comply with the medical device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug and device manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities. In some states, applicable state anti-kickback laws apply with respect to all payors, including commercial health insurance companies.

Through our compliance efforts, we strive to design our business operations and relationships with our customers to comply with all applicable law. However, many of the laws and regulations applicable to us are broad in scope and may be interpreted or applied by prosecutorial, regulatory or judicial authorities or whistleblowers in ways that we cannot predict. Thus, it is possible that governmental entities or other parties could interpret these laws differently or assert non-compliance with respect to one or more of our business operations and relationships. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, imprisonment, and/or exclusion from government-funded healthcare programs, such as Medicare and Medicaid. In addition, we may become subject to additional oversight and reporting requirements under a corporate integrity agreement as part of a settlement to resolve allegations of non-compliance with these laws (even if we do not admit violations). We may also need to curtail or restructure our operations as a result of being found to violate these laws, having such violations asserted against us, or based on enforcement actions instituted with respect to comparable practices by others. Any of these outcomes could have an adverse effect on our financial condition and ability to conduct our operations.

Privacy and Security

In the course of performing our business we obtain personally identifiable information (PII), including health-related information. Numerous federal and state laws and regulations, including the Healthcare Insurance Portability and Accountability Act

(HIPAA), govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or personal information. Such laws and regulations relating to privacy, data protection, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other laws or regulations.

HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, including protected health information (PHI) for certain covered entities, including healthcare providers that submit certain covered transactions electronically, as well as their ‘‘business associates,’’ which are persons or entities that perform a function or provide certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI. HIPAA also imposes breach reporting obligations on such covered entities and their respective business associates. Penalties for failure to comply with a requirement of HIPAA vary significantly depending on the failure and could include civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. The Department of Health and Human Services Office for Civil Rights (OCR) has adopted privacy regulations to govern the use and disclosure of PHI (the Privacy Rule). HHS has also adopted data security regulations that require covered entities and business associates to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of PHI that is electronically created, received, maintained or transmitted (such as between us and our affiliated practices) (the Security Rule). OCR has recently increased its enforcement of compliance with HIPAA, including the Security Rule, bringing actions against entities which have failed to implement security measures sufficient to reduce risks to electronic PHI or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans. We are also required to report known breaches of PHI consistent with applicable breach reporting requirements set forth in applicable laws and regulations. Finally, on December 10, 2020, OCR issued proposed revisions to the Privacy Rule aimed at reducing regulatory burdens that may exist in discouraging coordination of care, including creating an exception to the minimum necessary standard for healthcare coordination, and other proposals to increase patient access to their health information, among other changes. On April 22, 2024, OCR issued a Final Rule, HIPAA Privacy Rule to Support Reproductive Health Care Privacy, which is intended to strengthen the Privacy Rule by prohibiting the disclosure of PHI related to lawful reproductive health care in certain circumstances. These changes require us to update our HIPAA policies and procedures to comply with the new requirements.

Additionally, on December 1, 2022, OCR issued a bulletin on the requirements under HIPAA for online tracking technologies (e.g., cookies, pixels) to protect the privacy and security of health information. This bulletin outlined OCR’s position on the use of online tracking technology vendors, when certain information received by such vendors constitutes PHI under HIPAA. While subsequent judicial developments vacated the guidance, we may incur additional expense to comply with this bulletin and future guidance from the OCR, and agency’s heightened focus on website tracking technologies could pose enforcement risk in the future.

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. For instance, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (CCPA) gives California residents rights to access, correct and delete their personal information, to opt out of the sale or sharing of certain personal information, to limit uses of certain sensitive data under certain circumstances, and to receive detailed information about how their personal information is used by requiring covered companies to provide disclosures to California consumers (as that term is broadly defined). The 2020 amendments also created a California data protection agency authorized to issue substantive regulations and has resulted in increased privacy and information security enforcement. The CCPA regulations also impose proscriptive requirements on businesses regarding how to properly demonstrate compliance with the law’s requirements. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Rulemaking by the California Privacy Protection Agency (CPPA) has begun – the CPPA has administrative enforcement authority over CCPA and oversees CCPA rulemaking. Although there are limited exemptions for PHI and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. Additional compliance investment and potential business process changes may be required. Laws similar to the California laws have passed or have been proposed in several other states and also have been proposed at the federal level. To the extent these laws apply to our operations, they may ultimately have conflicting requirements that would further complicate compliance. Further, new health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we handle health-related information, and the cost of complying with these standards could be significant. If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

Additionally, the Federal Trade Commission (FTC) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of health-related and other personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. At the state level, for example, the Washington State My Health My Data Act, which went into effect in 2024, contains requirements such as the provision of specific health-data consumer disclosures and consumer rights (including the right to consent to the processing of their health data) in addition to other compliance and security requirements. The My Health My Data Act considers violations of this law to be an unfair or deceptive act in trade or commerce and an unfair method of competition subject to the Washington Consumer Protection Act. To the extent this or other similar laws apply to us, and the information that we publish is considered untrue or our practices are deemed not to comply with these requirements, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC has also been active with respect to enforcement of its Health Breach Notification Rule and in scrutinizing the use and disclosure of sensitive personal information. The FTC also finalized changes to the Health Breach Notification Rule in April 2024. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

We may also be subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws. These regulations may require that we obtain individual consent before we collect or process personal data, restrict our use or transfer of personal data, impose technical and organizational measures to ensure the security of personal data, add obligations to our data analytics services, and require that we notify regulatory agencies, individuals or the public about any data security breaches. If we expand our international operations, we may be required to expend significant time and resources to put in place additional mechanisms to ensure compliance with multiple robust and evolving data privacy laws as they become applicable to our business.

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

Under the ESRD Prospective Payment System (PPS), CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services, which is broadly defined and includes home dialysis and most related drugs. On November 12, 2024, CMS published the final rule for Calendar Year (CY) 2025, which increased the base reimbursement rate per dialysis treatment to $273.82, an increase of $2.80 over the CY 2024 base rate of $271.02. CMS may adjust the base rate to account for factors that increase the cost of providing dialysis to a certain patient, for example, based on patient factors such as age, body surface area, low body mass index, and certain comorbidities, and based on facility factors like volume and geographic location. With a vast majority of U.S. ESRD patients covered by Medicare, the Medicare reimbursement rate is an important factor in a healthcare provider’s decision to use Tablo and limits the fees for which we can sell or rent Tablo. As part of the CY 2025 final rule, CMS also extended Medicare coverage to allow payment for renal dialysis services furnished to acute kidney failure (AKI) patients in their homes beginning on January 1, 2025 at a payment rate of $273.82, in line with the updated ESRD PPS base rate. Additionally, the final rule will allow ESRD facilities to bill Medicare for the home and self-dialysis training add-on payment adjustment for beneficiaries with AKI in CY 2025 and updated the ESRD Facility Conditions for Coverage to clarify that home dialysis is available to all AKI and ESRD renal dialysis beneficiaries.

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

Since January 1, 2021, there has been a significant increase in dialysis patients enrolled in a Medicare Advantage plan as a result of the 21st Century Cures Act, which amended the Social Security Act to allow ESRD patients covered under Medicare to enroll in Medicare Advantage plans for the first time. While Medicare Advantage plans must provide at least the same level of coverage for Medicare beneficiaries as traditional Medicare, reimbursement to dialysis facilities is most often higher than traditional Medicare with a wide range of variability in payment rates to providers. Reimbursement rates depend on each Medicare Advantage plan’s contracts and network agreements with each dialysis facility. The CY 2021 Medicare ESRD PPS final rule, among other things, encouraged the development of new and innovative home dialysis machines to give Medicare beneficiaries more dialysis treatment options in the home and improve their quality of life. Specifically, the CY 2021 final rule included capital equipment in transitional add-on payment adjustments for new and innovative equipment and supplies (TPNIES). For home dialysis equipment CMS provided a pathway for capital related assets (CRA) to secure TPNIES. We applied for and received CRA TPNIES in connection with the use of Tablo by one patient per one machine in the home, pursuant to which Medicare paid 65% of the Medicare Administrative Contractor-determined pre-adjusted per treatment amount for two calendar years beginning in CY 2022. However, this two-year eligibility period ended on December 31, 2023, meaning Tablo is no longer eligible for, and providers have not received, TPNIES since January 1, 2024.

Medicaid

Many ESRD patients also have Medicaid coverage that is supplemental to Medicare coverage, as it helps cover Medicare Part B coinsurance and items and services not covered by Medicare Part B. Some ESRD patients, however, may have Medicaid as their primary coverage. Because Medicaid is a state-administered program, Medicaid reimbursement for dialysis services varies by state.

Private Insurance

Finally, some patients may have coverage through private insurance, for example through a marketplace plan set up under the ACA or through an employer or union group health plan. Private insurance reimbursement is generally higher than government reimbursement, but private insurance coverage and reimbursement varies by sponsor and plan.

Reimbursement in the Critical Care Setting

For Medicare patients, both AKI and fluid overload therapies provided in an in-patient hospital setting are reimbursed under Medicare Part A through the Hospital Inpatient Prospective Payment System using the Medicare Severity Diagnosis Related Group System (MS-DRG). Under this system, reimbursement is determined based on a patient’s diagnoses, demographics, and procedures furnished during the stay, and is intended to cover all of the hospital’s costs of treating the patient. Longer hospitalization stays and higher labor needs, which are typical for patients with acute kidney failure and fluid overload, must be managed in order for care of these patients to be cost-effective. Similar to dialysis clinics that are reimbursed by Medicare Part B under the ESRD bundled payment methodology, we believe that there is a significant incentive for hospitals to find the most cost-efficient way to treat these patients in order to improve hospital economics for these therapies.

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

The implementation of the ACA in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The ACA, among other things, implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the ACA encouraged states to expand eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

There have been judicial and Congressional challenges to various elements of the ACA, as well as efforts to modify certain aspects of the ACA. For example, Congress eliminated, starting January 1, 2019, the tax penalty for not complying with the ACA’s individual mandate to carry health insurance. The Further Consolidated Appropriations Act of 2020, Pub. L. No. 116-94, signed into law December 20, 2019, fully repealed the ACA’s “Cadillac Tax” on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share (repeal effective in 2021), and the medical device excise tax on non-exempt medical devices. The American Rescue Plan of 2021, Pub. L. No. 117-2, enacted on March 11, 2021, temporarily increased premium tax credit assistance for those eligible for subsidies for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. Recently, the Inflation Reduction Act of 2022 extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. It is unclear if efforts to challenge, or modify, or alter the implementation or interpretation of the ACA will affect our business, financial condition and results of operations.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, resulted in reductions in payments to Medicare providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect into 2032 unless additional Congressional action is taken, with the exception of a temporary suspension of the 2% cut in Medicare payments from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. The law provided for 1% Medicare sequestration in the second quarter of 2022, with the full 2% sequestration going into effect thereafter through the first eight months of the FY 2032 sequestration order, unless additional Congressional action is taken. As long as these cuts remain in effect, they could adversely impact payment for any products we may commercialize in the future. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several types of providers, including hospitals, and extended the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years.

Moreover, other legislative and executive actions have encouraged the development of new payment and care models for ESRD patients. For example, an executive order signed in July 2019 directed the Secretary of HHS to develop, among other things, Medicare payment models designed to identify and treat at-risk populations earlier in disease development, and in connection with the executive order, HHS announced a goal of having 80% of new ESRD patients in 2025 either receive dialysis at home or receive a transplant. CMS subsequently published a final rule on September 29, 2020, among other things, to implement the End-Stage Renal Disease Treatment Choices (ETC) Model. The ETC Model is a mandatory payment model that adjusts certain Medicare payments to select ESRD facilities, nephrologists, and other clinicians managing beneficiaries with ESRD starting January 1, 2021 and continuing through June 30, 2027. Specifically, the ETC Model adjusts certain ESRD facilities’ treatment base rates under the ESRD Prospective Payment System and manages clinicians’ monthly Medicare capitation payments to incentivize greater use of home dialysis and kidney transplants. CMS continues to propose modifications to the ETC Model as it evaluates the model against the agency’s stated goals for the program and last released a formal Evaluation Report that included results from Measurement Years 1 through 3 (MY3) on February 8, 2024.

Additionally, on January 1, 2022, CMS implemented the Kidney Care Choices Model, a voluntary Medicare payment model with four distinct payment options designed to help providers reduce costs and improve quality of care for patients with late-stage chronic kidney disease and ESRD, to delay the need for dialysis, and to encourage kidney transplantation. More recently, on November 26, 2024, CMS issued a final rule announcing a six-year mandatory alternative payment model, the Increasing Organ Transplant Access Model (IOTA Model). The IOTA Model, which will begin on July 1, 2025 and end on June 30, 2031, will test whether performance-based incentives (including both upside and downside risk payments) for participating kidney transplant hospitals will incentivize increased numbers of kidney transplants for patients with ESRD. Specifically, in performance year 1, participating transplant hospitals will only have the potential for a positive payment adjustment, but in performance year 2, the participating hospitals will have the potential for both positive and negative payment adjustments. The final rule also established standard provisions, applicable to the ETC and IOTA Models, that address beneficiary protections, cooperation in model evaluation and monitoring, audits and record retention, rights in data and intellectual property, monitoring and compliance, remedial action, model termination by CMS, limitations on review, provisions on bankruptcy and other notifications, and the reconsideration review process. Changes to the models of patient care, including an increased focus on treatments earlier in disease progression, may adversely affect our customers’ businesses and potentially decrease the demand for our product or result in additional pricing pressures. Further, with home dialysis as a growing trend in the industry, a failure to implement our expansion into home dialysis could have a material adverse impact on our business.

We believe that there will continue to be proposals and other actions by legislators and other policymakers at both the federal and state levels, and by regulators and third-party payors to reduce costs and/or expand individual healthcare coverage. Changes to federal and state legislatures and executive offices have resulted in and will likely continue to result in further healthcare policy changes. For example, on July 9, 2021, former President Biden issued an executive order to promote competition in the American economy, including in the healthcare sector. Among the provisions in the executive order was a directive to HHS to standardize plan options in the national health insurance marketplaces (i.e., the Exchanges) to facilitate improved comparison shopping for insurance plans. Additionally, on June 21, 2022, in the case of Marietta v. DaVita, the Supreme Court of the United States addressed the question of whether a group health plan that provides limited benefits for outpatient dialysis – but does so uniformly for all plan participants – violates the Medicare Secondary Payer Act (MSPA), a law which makes Medicare a “secondary” payer to an individual’s existing insurance plan for certain medical services, including dialysis, when that plan already covers the same services. Specifically, the Supreme Court held that because the Plan’s terms apply uniformly to all covered individuals, the Plan does not “differentiate in the benefits it provides” to individuals with ESRD or “take into account” whether an individual is entitled to or eligible for Medicare, and thus does not violate the MSPA.

Results of the 2024 Presidential and Congressional elections, and potential subsequent developments, increase the uncertainty related to the healthcare regulatory environment. For example, President Trump has issued a number of Executive Orders that signal his administration’s intent to reduce federal spending on government-funded healthcare programs, such as Medicaid. In addition, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by CMS and other agencies with significant oversight of the healthcare industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts that are difficult to predict but could have a material adverse effect on our business and financial condition. For example, certain of these changes could impose additional limitations on the rates we will be able to charge for our current and future products or the amounts of reimbursement available for our current and future products from governmental agencies or third-party payors.

Human Capital Resources

As of December 31, 2024, we had 354 full-time employees, with 52% in our field sales and service teams and 48% in the rest of the company. Our workforce hails from across industries, including technology, medical devices, life sciences and retail management.

As of December 31, 2024, our manufacturing facility in Tijuana, Mexico had 187 full-time team members on-site across quality, engineering, manufacturing, supply chain, and other support functions. TACNA facilitates the hiring of new team members and is responsible for human resource functions and payroll processing.

Starting in 2023 through the beginning of 2025, we implemented four workforce reductions. These actions were taken to align our level of investment with our key strategic priorities, with the goal of continuing to drive efficiency and effectiveness in serving both our patients and our shareholders.

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

We offer numerous avenues for employees to gain experience, exposure and build new skills. For example, we have invested in various training and development opportunities for our employees, including access to on-demand learning resources.

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

Information About Our Executive Officers

The following table sets forth information concerning our executive officers and directors as of the date of this Annual Report:

Name	Age	Position(s)
Executive Officers
Leslie Trigg	54	President, Chief Executive Officer and Chair of the Board
Nabeel Ahmed	49	Chief Financial Officer
John L. Brottem	51	General Counsel and Secretary
Marc Nash	36	Senior Vice President, Operations and R&D

Leslie Trigg

Leslie Trigg has served as our President and CEO and a member of our Board since November 2014 and as Chair of our Board since February 2022. Ms. Trigg joined the Company from Warburg Pincus, a private equity firm, where she was an Executive in Residence from March 2012 to March 2014. Prior to that, Ms. Trigg served in several roles at Lutonix (acquired by CR Bard), a medical device company, from January 2010 to February 2012, most recently as Executive Vice President, and as Chief Business Officer of AccessClosure (acquired by Cardinal Health), a medical device company, from September 2006 to June 2009. She also previously held positions with FoxHollow Technologies (acquired by ev3/Covidien), a manufacturer of devices to treat peripheral artery disease, Cytyc, a diagnostic and medical device company, Pro-Duct Health (acquired by Cytyc), a medical device company, and Guidant, a cardiovascular medical device company. Ms. Trigg also serves as the Chair of the board of directors of the Medical Device Manufacturers Association (MDMA). Previously, Ms. Trigg served on the boards of directors of Adaptive Biotechnologies Corporation, a biotechnology company, from March 2021 to June 2023, and of ARYA Sciences Acquisition Corp IV, a special purpose acquisition company, from March 2021 to July 2024. Ms. Trigg holds a B.S. degree from Northwestern University and an M.B.A. from The Haas School of Business, University of California, Berkeley.

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

Risks Related to Our Business and Industry

•
Our history of net losses and expectation that we will continue to incur losses
•
Our ability to achieve sustainable gross margins, including by reducing manufacturing and service costs
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
•
Financial pressures faced by our customers including capital budget constraints, staffing shortages and increased costs
•
Our ability to expand into the home hemodialysis market and the expansion of the home hemodialysis market itself
•
Risks associated with our international manufacturing operations, including the potential for tariffs and other trade disputes
•
Our reliance on third-party suppliers, including single source suppliers and a contract manufacturer, and our ability to overcome any manufacturing or supply chain disruptions
•
Our ability to retain our commercial team, optimize our sales processes and expand the adoption of Tablo as we focus more heavily on enterprise selling
•
Our ability to continue innovating and improving Tablo, ensure strong product performance and reliability, offer high quality support, ensure proper training and use of Tablo, and increase our sales and marketing capabilities
•
Our ability to compete effectively with existing manufacturers and new entrants
•
Our ability to effectively manage privacy, information and data security risks, including our ability to adequately defend against, respond to and manage increasingly sophisticated cyberattacks in an increasingly complex cyber ecosystem
•
Our estimates of the sizes of the markets for Tablo
•
Our ability to accurately forecast customer demand and manage our inventory
•
The impact of pandemics, natural or man-made disasters and similar events on our business
•
Potential disruptions of service provided by third parties that host our cloud-based ecosystem and information technology systems
•
Our ability to obtain additional financing, as well as risks related to our credit agreement, including interest rate risk and our ability to access additional capital and/or meet certain covenants

Risks Related to Government Regulation

•
Our compliance with FDA and other medical device regulations applicable to our products and operations, including our ability to: recover from disruptions to our business and operations as a result of the warning letter we received from the FDA in 2023 and our prior distribution pause on TabloCart with Prefiltration; obtain and maintain necessary FDA regulatory clearance or approvals for Tablo, related products, or any future product modifications or new products; comply with ongoing FDA requirements, including related to the manufacturing, marketing and promotion of our products, and the ability of our suppliers to so comply; and manage the risks and expenses associated any clinical trials necessary to support future product submissions to the FDA
•
Impact of potential changes to scope of coverage and reimbursement rates for dialysis treatments or healthcare reform measures

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
Our ability to obtain, maintain, protect and enforce our intellectual property rights, including our patents, copyrights, trademarks and trade secrets

Risks Related to Ownership of Our Common Stock

•
Fluctuations in the market price of our common stock in response to numerous factors regardless of our operating performance
•
If our stockholders do not approve the conversion of all outstanding shares of our Series A Preferred Stock into shares of our common stock, the Series A Preferred Stock will contain rights, preferences and privileges that may limit our business flexibility or reduce the value of our common stock
•
Our ability to maintain the listing of our common stock on Nasdaq
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

We have incurred losses since our inception and expect to continue to incur significant net losses for the foreseeable future. We have incurred net losses of $128.0 million, $172.8 million and $163.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had $162.0 million in cash, cash equivalents, restricted cash and short-term investments, and an accumulated deficit of $1.1 billion. Based on our current planned operations, we believe that our existing cash, cash equivalents and short-term investments, cash generated from sales, as well as proceeds received from the debt financing and the sale of our Series A Preferred Stock, each of which are described in Note 13, Subsequent Events, to our audited financial statements included in this Annual Report, will be sufficient to meet our anticipated needs for at least the next 12 months from the date of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our revenue is derived, and we expect it to continue to be derived, primarily from sales of Tablo, its associated consumables and related services. Because of its relatively recent commercial introduction, Tablo may continue to have limited product and brand recognition. In addition, demand for Tablo may decline or may not increase as quickly as we expect. Our ability to generate revenue from sales of Tablo, associated consumables and related services, or from any products we may develop in the future, may not be sufficient to enable us to transition to profitability and generate positive cash flows within the timeframe we anticipate or at all.

While we have recently undertaken various initiatives designed to reduce operating expenses and working capital to align with anticipated revenue growth, including implementing restructuring plans to streamline our overall organizational structure and renegotiating commitments with suppliers to reduce inventory, we expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while we make investments to support our anticipated growth. Our ability to achieve and sustain profitability will depend on our ability to grow our revenue while expanding gross margins, as well as the success of our efforts to optimize spending and working capital, including inventory. We may never achieve profitability, and even if we do achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations.

Our ability to achieve sustainable gross margins depends on the success of our various initiatives designed to expand gross margin.

We have undertaken a number of initiatives designed to expand gross margins. Our ability to expand gross margins will depend in part on our ability to control the average selling prices of our products and services, including by selling higher-margin accessories, consumables and services. Our ability to maintain our product pricing is dependent on our customers’ recognition that the benefits outweigh the higher upfront purchase price. If we are unable to maintain our product pricing or continue to sell higher-margin accessories, consumables and services at the levels we anticipate, our ability to expand gross margins will be adversely affected, which would harm our business, financial condition and results of operations.

In addition, our ability to expand gross margins is also dependent on the success of our initiatives to better leverage our field service team and drive down service costs per console, including through our cloud-based data system, remote monitoring, remote diagnostics and repairs, and other enhancements designed to improve the performance and reliability of Tablo. If we are unable to continuously improve the performance and reliability of Tablo, broaden our installed base or if these initiatives are otherwise unsuccessful, we may fail to better leverage our field service team and drive down service costs per console within the timeframe we anticipate or at all, which could delay or prevent us from achieving sustainable gross margins, and adversely impact our financial condition, results of operation and future growth.

Over the past several years, we have moved the production of Tablo consoles and a majority of Tablo cartridges in-house to our manufacturing facility in Tijuana, Mexico which we operate in collaboration with our outsourced business administration service provider, TACNA. This has helped further our long-term gross margin expansion and supply continuity strategies while reducing the costs of Tablo console production and improving the flexibility of our operations. We plan to continue to use our design, engineering, supply chain, and manufacturing capabilities to help further advance and improve the efficiency of our manufacturing processes, lower the cost of parts and components, and lower our costs of production. However, there is no guarantee that we will be able to sustain cost reductions, achieve planned cost reductions, or otherwise achieve the anticipated benefits from our various initiatives. For example, we may be unable to sustain the savings associated with producing Tablo consoles at our manufacturing facility with TACNA, or the benefits we anticipate will result from insourcing Tablo cartridge production at this same facility may not materialize or be as significant as projected or realized within the timeframe we currently estimate. Moreover, increased tariffs imposed by the new administration, including on goods imported into the United States from Mexico and China, could adversely impact our supply chain and distribution costs, as well as our ability to achieve sustainable gross margins. While we do not believe we have exposure to these potential tariffs as Tablo, TabloCart and Tablo consumables are covered under a special exemption, we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries (including Mexico and China), what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. There may also be unforeseen occurrences that increase our costs, such as increased prices of raw materials, changes to labor costs, less favorable terms with third party suppliers, freight providers, or contract manufacturing partners, or disruptions to the operations of our contract manufacturers or third-party suppliers including as a result of public health crises such as the COVID-19 pandemic. If we are unable to reduce our costs or if cost reductions or other anticipated benefits are less significant or less timely than projected, we will not be able to achieve sustainable gross margins, which would adversely affect our ability to invest in and grow our business and adversely impact our business, financial condition and results of operations.

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
•
our ability to expand into the acute market as well as the post-acute market, including SNFs, LTACHs, and other post-acute providers;
•
the success of our initiatives to optimize our commercial organization, infrastructure and sales processes to support the growth of our business in the acute care market as we focus more heavily on enterprise selling;
•
our ability to provide incremental data that show the clinical benefits and cost effectiveness of, and operational benefits from, Tablo;
•
any changes to the availability of coverage and adequate reimbursement for dialysis from payors, including government authorities;
•
pricing pressure, including from Group Purchasing Organizations (GPOs), seeking to obtain discounts on Tablo based on the collective buying power of their GPO members;
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

We derive substantially all of our revenues from sales of Tablo and its associated accessories and consumables, with the remainder of our revenues largely coming from services provided for the support and maintenance of Tablo. Accordingly, our business is exposed to risks that our revenues are concentrated in a single product. As a result, any event that adversely affects Tablo or the market for Tablo and associated accessories and consumables could adversely affect our business, financial condition and results of operation.

Our customers may face financial pressures including, but not limited to, capital budget constraints, staffing shortages and increased costs, that have had, and may continue to have, a negative impact on our financial condition or results of operations.

Beginning in the third quarter of 2023, we began to observe an increasing number of our existing and prospective customers deferring their decisions to purchase Tablo in an environment of rising interest rates and more cautious capital spending. These deferrals served to further elongate our sales cycle and the timing of delivery and installations which in turn, contributed to an adverse impact on our bookings and revenues starting in the second half of 2023, and through 2024. We have no assurance that these impacts will abate in future periods. Beginning in 2022, our existing and prospective customers faced shortages of skilled nurses and other clinical personnel as well as increased labor costs, combined with economic pressures resulting from general economic and financial market conditions, primarily escalating inflation, tightening hospital operating budgets and increased scrutiny of capital purchase decisions, all of which generally have the effect of lengthening the average sales cycle and elongating the timing of installations. These factors negatively impacted our customer base on pipeline development and installation schedules, which, in turn, negatively impacted our bookings, delayed our shipments and adversely impacted our revenues for 2022 and, to a lesser extent, 2023. Moreover, in February 2024, Change Healthcare, a large provider of healthcare payment systems, experienced a cyberattack on its information technology systems, causing disruptions to healthcare providers across the United States, including financial impacts such as reduced reimbursements and cash flow. We believe several of our customers experiencing these disruptions deferred both Tablo console and treatment purchases until their cash flow normalized, adversely impacting our revenues for the first quarter of 2024. If our customers continue to face prolonged periods of rising interest rates, capital budget constraints, volatility, uncertainty, staffing shortages, cash flow challenges, rising costs and other financial pressures, whether due to general macroeconomic conditions, cybersecurity events or otherwise, it could ultimately adversely impact our ability to expand existing customer relationships or attract new customers of Tablo, timely collect amounts due, effectively manage our inventory levels, and have a material adverse effect on our bookings, revenues, results of operations, financial condition, and, ultimately, our future growth and profitability.

In 2022, we launched a pilot clinical and administrative services program designed to help bridge our healthcare provider customers, particularly those challenged by staffing shortages, as they transition from using an outsourced inpatient dialysis provider to offering on-site inpatient dialysis services on their own. We continue to offer this pilot program to assist facilities that are transitioning from an outsourced dialysis provider. In return for a fair market value service fee, we assign members of our own employed nurses on a temporary basis to support participating providers to launch and manage an inpatient dialysis program using Tablo and, as full-time staff is hired, to help train and onboard those nurses. This program may not be successful in achieving the objectives we intend and anticipate, may fail to meet our customers’ expectations, may not generate sufficient returns to justify our investment, or may result in unanticipated costs, which could harm our reputation and customer relationships and adversely impact our operating margins and results of operations.

Our financial condition or results of operations, including our ability to generate revenue from home-based and post-acute dialysis, is subject to certain risks and uncertainties, including around the use of Tablo in the home and post-acute settings.

In March 2020, Tablo was cleared by the FDA for patient use in the home of patients with acute and/or chronic renal failure, with or without ultrafiltration, and we intend to expand within the home market. However, this goal is subject to certain risks, including our ability to attract, retain and manage patients, as well as our ability to further evolve our commercial infrastructure and sales processes as we scale our business in the home market. Our business strategy, including our pricing of Tablo, while informed by our relatively limited history of selling Tablo in the home care setting, continues to be based in part on certain assumptions about the adoption of Tablo by home dialysis patients, as well as patient retention. If these assumptions about the home market are inaccurate and we are unable to increase our share of the home dialysis market by attracting new patients, or retain such market share once achieved, we would need to significantly change certain aspects of our business strategy, including the pricing of Tablo console, associated consumables and support and maintenance, which could adversely affect our business, financial condition and results of operations.

Our relatively limited experience in the distribution, logistics and service support that relate to the use of Tablo in the home care setting may also negatively impact our ability to generate revenue from home-based dialysis. Currently, the provision of in-clinic and home dialysis is largely dominated by DaVita and Fresenius, and our expansion within the home dialysis market is dependent on our ability to grow new home programs with health systems and innovative dialysis clinic partners.

In addition, patients and their care partners using Tablo for home dialysis may not successfully operate Tablo, or may require increased service and support from us. Further, providers of dialysis in the home or post-acute setting may not successfully obtain or maintain necessary certifications or approvals to operate a dialysis program, which may negatively impact our financial condition or results of operations. Moreover, given that the home dialysis and post-acute markets remain relatively novel for us, we also face the risk that we may encounter difficulties whose precise nature or magnitude we cannot accurately predict at this time, but which may have a material adverse effect on our business, financial condition or results of operations.

With a significant portion of our manufacturing operations located outside of the United States, we may experience manufacturing disruptions, and be subject to additional risks associated with international manufacturing operations, including uncertain or changing regulatory and/or labor requirements.

We have insourced the production of Tablo consoles, and a majority of Tablo cartridges, at our manufacturing facility in Tijuana, Mexico which we operate in collaboration with our outsourced business administration service provider, TACNA. Under our arrangement with TACNA, we control the operations, engineering, quality and materials supply functions at the facility, while TACNA provides manufacturing space, the workforce, utilities, cross-border logistics, local permits and licenses. We are subject to a number of additional risks associated with operating our Mexico-based manufacturing facility, and many of these risks may heighten to the extent we continue to ramp our cartridge manufacturing capabilities and increase our dependence on our Mexico-based manufacturing operations. We may experience strikes, work stoppages, work slowdowns, high personnel turnover, grievances, complaints, claims of unfair labor practices, other collective bargaining disputes or other labor disputes at our new facility. Our manufacturing operations at the facility may also suffer disruptions from global or regional public health crises such as the COVID-19 pandemic, natural disasters, cyber security attacks, vandalism, terrorism or other political hostilities. Any such occurrences could negatively impact our ability to produce Tablo consoles and cartridges.

We are also subject to a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to importation, exportation and taxation of goods, and U.S. laws and regulations relating to foreign operations, including anti-corruption, anti-bribery and anti-money laundering laws. For example, the new administration has advocated greater restrictions on trade generally and, in particular, tariff increases on certain goods imported into the United States, including from Mexico and China. In February 2025, the new administration issued executive orders imposing additional 25% tariffs on products imported from Mexico and additional 10% tariffs on products imported from China. While the tariffs on products from China went into effect in February 2025, the tariffs on products from Mexico were suspended for an additional month. These tariffs could potentially impact certain areas of our supply chain, including raw materials entering Mexico, raw materials entering the United States from China to be utilized by our Unites States-based suppliers, and finished goods imported from Mexico into the United States. While we do not believe we have exposure to these potential tariffs as Tablo, TabloCart and Tablo consumables are covered under a special exemption, we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries (including Mexico and China), what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, other governmental action related to tariffs or trade agreements or policies, or the related uncertainties, has the potential to adversely impact our supply chain and distribution costs, which could in turn adversely affect our business, financial condition, and results of operations, including our ability to expand gross margins. Furthermore, proposals to amend Mexico’s federal labor law, including a reduction in maximum workweek hours from 48 to 40 hours, were rejected by the Mexican Congress in 2024, but are expected to return in future legislative efforts. If passed, these potential legislative changes are expected to increase our labor costs and, ultimately, could potentially negatively impact the productivity of our manufacturing operations to the extent our efforts to mitigate the impact of the changes are not successful. In addition, because certain of our Mexico-based manufacturing operations incur costs that are denominated in Mexican Pesos (MXN), we are exposed to additional risk of currency fluctuations between the U.S. dollars (USD) and MXN, which could increase our product and labor costs, thus reducing our gross profit. Moreover, while certain members of our management team have some manufacturing experience, as an organization, we do not have any prior experience in this type of manufacturing arrangement, and we could accordingly experience other risks, the nature and magnitude of which we are unable to assess precisely at this time. Furthermore, we are subject to increased risks related to changes in export or import regulation, other trade barriers, security measures and uncertainties impacting the cost and the ability to move inventory and manufacturing equipment across the United States-Mexico border. These risks may disrupt our Mexico-based manufacturing operations, subject us to increased costs, restrict or delay our ability to deliver products to our customers and meet our customers’ demand on a timely basis, and result in customer dissatisfaction, all of which would adversely impact our results of operations.

In addition, we continue to rely on a contract manufacturing partner in Southeast Asia, for the production of a portion of our Tablo cartridges. If this contract manufacturing partners’ facilities were disrupted, by labor disputes, work stoppages, public health crises such as the COVID-19 pandemic, riots, terrorism, vandalism, cyber security attacks, natural disaster, regulatory action or otherwise, it could cause substantial delays in our operations and result in our having insufficient Tablo cartridge in inventory to fulfill orders. For example, in late 2021, supply chain disruptions exacerbated by COVID-19 outbreaks and protocols escalated, and we faced increased supply constraints, which increased freight costs associated with the transportation of Tablo cartridges. Further, to the extent we seek to renew or renegotiate our arrangements with our contract manufacturing partner, and cannot agree to the terms and conditions of future contract manufacturing arrangements, our ability to produce and sell Tablo cartridges could be delayed until we are able to ramp our own in-house manufacturing capabilities to meet demand, or until an alternative manufacturing partner or arrangement is identified, a new contract manufacturing agreement is negotiated and new production lines are established.

We depend upon third-party suppliers, including a contract manufacturer and single source suppliers, making us vulnerable to supply problems and price fluctuations.

We rely on third-party suppliers, including in some instances single source suppliers, to provide us with certain components of Tablo. The number of suppliers required for Tablo console production is approximately 100 worldwide. We consider a discrete number of these suppliers, located in the United States, Mexico, Europe and Asia, as critical providers of components such as pumps, motors, valves and Printed Circuit Board Assembly (PCBA) boards. While we are undertaking a second source qualification process for the majority of these critical components, we may not ultimately be successful in securing second sourcing for all of them.

In addition, we purchase supplies through purchase orders and do not have long-term supply agreements with, or guaranteed commitments from all, our suppliers, including single source suppliers. Moreover, while we manufacture a majority of Tablo cartridges in-house, we rely on a contract manufacturer for the production of a portion of Tablo cartridges. Many of our suppliers and our contract manufacturer are not obligated to perform services or supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We depend on our suppliers and contract manufacturer to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements. These suppliers and contract manufacturer may encounter problems during manufacturing for a variety of reasons, including as a result of public health crises such as the COVID-19 pandemic, labor disputes, work stoppages, damage or interruption from fires, severe weather or other natural disasters, vandalism, terrorism or other political hostilities, any of which could delay or impede their ability to meet our demand. These suppliers and contract manufacturer may cease producing the components we purchase from them or otherwise decide to cease doing business with us. As part of our supply continuity planning, we maintain limited quantities of raw material, work in progress and finished good product at both suppliers and contract manufacturers. However, if we inaccurately forecast demand for finished goods, we may be unable to meet customer demand which could harm our competitive position and reputation. Further, if we fail to effectively manage our relationships with our suppliers and contract manufacturer, we may be required to change suppliers or contract manufacturers. While we believe replacement suppliers exist for all most all materials, components and services necessary to continue manufacturing Tablo, establishing additional or replacement suppliers for any of these materials, components or services could be time-consuming and expensive, may result in interruptions in our operations and product delivery, may affect the performance specifications of Tablo or could require that we modify Tablo’s design. Even if we are able to find replacement suppliers, we will be required to verify that the new supplier maintains facilities, procedures and operations that comply with our quality expectations and applicable regulatory requirements. Any of these events could require that we obtain a new regulatory authority approval before we implement the change, which could result in further delay and which may not be obtained at all. If our third-party suppliers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality on a timely basis, the continued commercialization of Tablo, the supply of our products to customers and the development of any future products will be delayed, limited or prevented, which could have a material adverse effect on our business, financial condition and results of operations.

For example, we have worked closely with our manufacturing partners and suppliers to enable us to source key components and maintain appropriate inventory levels to meet customer demand, and have not experienced material disruptions in our supply chain to date. However, macroeconomic factors such as rising inflation, increasing labor costs, and surges and shifts in consumer demand, have disrupted the operations of certain of our third-party suppliers, resulting, in some cases, in increased lead times and higher component costs. We faced increased supply chain constraints during late 2021, resulting in increased transportation and related costs associated with delivering adequate supply of Tablo treatments to our customers from our contract manufacturing partner in Southeast Asia. During 2023, we saw moderation in these costs. Moreover, we believe that localizing production of a majority of Tablo cartridges in Mexico (in-house at our manufacturing facility) has helped achieve cost reductions through lower freight costs, further our long-term gross margin expansion and supply continuity strategies and improve the flexibility of our operations. However, we may face increased supply chain constraints or the impact of tariffs in the future, which could negatively impact our ability to meet customer demand on a timely basis, result in customer dissatisfaction and adversely impact our operating margins and results of operations.

If we fail to effectively retain our commercial team and optimize our sales processes, or fail to expand the utilization of Tablo as we focus more heavily on enterprise selling, we may not be able to generate revenue growth.

We have relatively limited experience marketing and selling Tablo. We currently rely on our direct sales force to sell Tablo in the United States, and any failure to maintain, leverage and optimize our direct sales force will negatively affect our business, financial condition and results of operations. The members of our direct sales force are highly trained and possess substantial technical expertise, which we believe is critical in increasing utilization of Tablo. The members of our U.S. sales force are at-will employees. The loss of these personnel to competitors, or otherwise, will negatively affect our business, financial condition and results of operations. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise in replacement personnel, it may negatively affect our business, financial condition and results of operations. In addition, our services revenue is dependent in part on our FSEs, and any failure to maintain, or adequately train, our team of FSEs could negatively impact our services revenue.

In order to generate future growth, we plan to leverage and optimize our sales and marketing infrastructure to increase the number of customers that utilize Tablo. In addition, identifying and recruiting qualified sales and marketing personnel and training them on Tablo, on applicable federal and state laws and regulations and on our internal policies and procedures requires significant time, expense and attention. It often takes several months or more before a sales representative is fully trained and productive. Our sales force may subject us to higher fixed costs than those of companies with competing techniques or products that utilize independent third parties, which could place us at a competitive disadvantage. It will negatively affect our business, financial condition and results of operations if our efforts to optimize and train our sales force do not generate a corresponding increase in revenue, and our higher fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for Tablo. In addition, our ability to generate revenue growth depends on the success of our efforts to further evolve our commercial infrastructure and sales processes to support the growth of our business in the home and acute markets. Any failure to hire, optimize, develop and retain talented sales personnel, to achieve desired productivity levels in a reasonable period of time or timely reduce fixed costs, or to evolve and scale our commercial infrastructure and sales processes, could negatively affect our business, financial condition and results of operations. Our ability to increase our customer base and achieve broader market acceptance of Tablo will depend to a significant extent on the effectiveness of our marketing efforts. We plan to continue dedicating resources to our marketing programs, and it will negatively affect our business, financial condition and results of operations if our marketing efforts and expenditures do not generate a corresponding increase in revenue. In addition, we believe that developing and maintaining broad awareness of Tablo in a cost-effective manner is critical to achieving broad acceptance of Tablo. Promotion activities may not generate patient or physician awareness or increase revenue, and even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the physician acceptance necessary to realize a sufficient return on our brand building efforts, or to achieve the level of brand awareness that is critical for broad adoption of Tablo.

Moreover, we may periodically adjust our sales organization or sales strategies in response to market shifts or opportunities, changes in our current or prospective customers, competitive threats, management changes, sales headcount changes, product and service introductions or enhancements, sales performance, cost reduction initiatives, and other internal and external considerations. Any such changes may result in disruptions in our sales cycle or a reduction of productivity, which could negatively impact our revenue growth. For example, during the second quarter of 2024, we observed a further elongation of our sales cycle, which contributed to an adverse impact on our revenues for the quarter, and which we believe was due in part to our transition beyond earlier stage adoption of Tablo. We identified a need to evolve our sales strategy to focus more heavily on enterprise selling, which often requires approvals and commitment across a larger base of stakeholders within a health system including clinical, financial and operational executives, and can elongate the sales cycle. We determined that this shift requires additional training, skill-building and optimization of our sales team and sales processes. In connection with steps we are taking to help optimize our commercial organization, and to help improve operational efficiencies and reduce operating expenses to align with anticipated revenue growth, in the third quarter of 2024, we completed a restructuring primarily impacting our commercial organization. These actions could result in short-term or long-term disruption of our sales cycle and may not produce the cost savings, efficiencies and other benefits we anticipate or desire. Our ability to achieve the anticipated cost savings, efficiencies and other benefits from these actions on the timeframe we expect, or at all, is subject to estimates and assumptions, which are subject to uncertainties. If our estimates and assumptions are incorrect, if we are unsuccessful at implementing these changes or if we otherwise encounter deficiencies or inefficiencies in our infrastructure or processes which we did not anticipate, it could harm our business, financial condition, results of operations and, ultimately, our future growth and profitability. In addition, these actions may heighten certain of the risks described above, in particular, our ability to attract and retain talented sales and marketing personnel may be adversely impacted, which could harm our business.

If we fail to provide strong product performance, customer dissatisfaction could adversely affect our reputation and results of operations.

We need to maintain and continuously improve the performance and reliability of Tablo to achieve our profitability objectives. Poor product performance and reliability could lead to customer dissatisfaction, adversely affect our reputation, lower the rates at which customers purchase consumables, reduce our service revenue, or increase our service and distribution costs and working capital requirements. Software and hardware incorporated into Tablo may contain errors or defects, especially when first introduced and while we have made efforts to test this software and hardware extensively, we cannot assure that the software and hardware, or software and hardware developed in the future, will not experience errors or performance problems. In addition, with our relatively recent transition to manufacturing Tablo consoles and a majority of Tablo cartridges at our facility in Mexico operated in collaboration with TACNA, we are more exposed to risks relating to product quality and reliability as we continue to refine our manufacturing processes. Like all transitions of this nature, they could increase our costs in the near-term and accordingly adversely affect our business, financial condition and results of operations.

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

There are a number of dialysis machine manufacturers in the United States, Europe and Asia. Notable competitors in the United States include Fresenius Medical Care AG & Co. KGaA (Fresenius), Vantive, formerly the Baxter kidney care segment, and B. Braun Medical Inc. (B. Braun). In addition, Quanta Dialysis Technologies Ltd’s (Quanta) dialysis system received FDA 510(k) clearance for use in acute and/or chronic and home settings. Of these competitors, Fresenius is the largest and it supplies dialysis products, operates a significant number of dialysis clinics and provides outsourced dialysis services in many hospitals. Fresenius, Vantive and B. Braun all supply machines and supplies in both the acute and home care settings, and Quanta received FDA 510(k) clearance for home use in 2024. With the exception of Quanta, all of these organizations are currently significantly larger with greater financial and personnel resources than us, enjoy significantly greater market share than ours and have greater resources than we do. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can. Additionally, companies with dialysis machine development programs include Medtronic. Some of our competitors have:

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
•
overcome potential customer sentiment around our perceived financial health as a result of our low stock price; and
•
overcome the adverse impact in the field from the Warning Letter and our prior distribution pause on TabloCart with Prefiltration which created a certain amount of marketplace confusion (exacerbated, we believe, in some cases by our competitors) particularly regarding Tablo’s use in the intensive care unit (ICU).

In addition, competitors, including those with greater financial resources than ours, could acquire, combine with or partner with other companies to gain enhanced name recognition and market share, as well as new technologies, products or services that could effectively compete with our existing solutions, which may cause our revenue to decline and would harm our business. For example, in April 2023, Medtronic and DaVita launched a new independent company focused on kidney care, and in August 2022, Fresenius Health Partners (the value-based care division of Fresenius), InterWell Health and Cricket Health, Inc. merged the three businesses into a new independent company focused on kidney care. In the future, we may also face competition from new entrants or companies spun off from our larger competitors. For example, in February 2025, Baxter International, Inc. completed its previously announced spin off of its kidney care segment into a new independent company named Vantive.

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

As of December 31, 2024, we had 354 full-time employees. We may not be able to recruit and train additional qualified personnel and expand our operations in the timeframe that we desire for various reasons which include our limited financial resources, the impact of macroeconomic conditions on us or our customers, or any inability to overcome the adverse impacts of regulatory, competitive or other challenges. Our growth may, instead, require us to leverage and optimize our existing personnel while increasing the scale of our operations in an effort to grow our revenue and expand gross margins. If we are unable to effectively manage our growth in the face of these challenges, the execution of our business plans could be delayed, which would have a material adverse effect on our business, financial condition and results of operations.

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

For the year ended December 31, 2024, our largest customer accounted for 16% of revenues. There are risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the level of demand for Tablo that will be generated by any of these customers in the future. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. Furthermore, because our business model consists of an upfront capital purchase by our customers, and relatively lower annual recurring revenue from future sales of consumables and services, revenues from these larger customers may not represent a substantial portion of our revenues in future periods. These customers could also potentially pressure us to reduce the prices we charge for Tablo, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If any of our largest customers terminates its relationship with us, such termination could negatively affect our revenues and results of operations.

Any failure to offer high-quality product support for Tablo may adversely affect our relationships with providers and negatively impact our reputation among patients and providers, which may adversely affect our business, financial condition, and results of operations.

We operate a multichannel model, including remote and on-site product support to respond to and resolve issues reported to us by providers and nurses on behalf of their patients. In implementing and using Tablo, providers depend on our support to resolve product quality- and performance-related issues in a timely manner. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support. Increased customer demand for product support could increase costs and adversely affect our business, financial condition and results of operations. Our sales are highly dependent on our reputation and on positive recommendations from our existing patients, care partners and providers. Any failure to maintain high-quality customer support for our products, or a market perception that we do not maintain high-quality customer support for our products, could adversely affect our reputation, our ability to sell Tablo or associated consumables, our ability to renew service contracts, and in turn our business, results of operations, and financial condition.

Our results of operations will be materially harmed if we are unable to accurately forecast customer demand for, and utilization of, Tablo and manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and manufacture Tablo consoles and Tablo cartridges based on our estimates of future demand for Tablo. Our ability to accurately forecast demand for Tablo could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for Tablo or for products of our competitors, our failure to accurately forecast customer acceptance of new products, potential disruption in our supply chain from regional or global public health crises such as the COVID-19 pandemic, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for Tablo, our supply chain, manufacturing partners and/or internal manufacturing team may not be able to deliver components and products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, which will adversely affect our business, financial condition and results of operations.

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide such as the COVID-19 pandemic could adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. For example, precautionary measures designed to contain the spread and mitigate the impact of COVID-19, such as travel restrictions, “shelter-in-place” orders, quarantines and business shutdowns impacted many of the regions in which we, our customers and our suppliers operate. Disruptions or potential disruptions to our business from a future pandemic include the inability of our suppliers to manufacture components and parts and to deliver these to us on a timely basis, or at all; disruptions in our production schedule and ability to manufacture and assemble products; inventory shortages or obsolescence; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business; delays in growing or reductions in our sales organization, including through delays in hiring, lay-offs, furloughs or other losses of sales representatives; business adjustments or disruptions of or to certain third parties, including suppliers and customers; delays to any clinical trials we are conducting or plan to conduct; delays in our ability to timely submit 510(k) notifications or PMAs or PMA supplements, as applicable, and to obtain clearance or approval from the FDA to market our products; and additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture Tablo.

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

Moreover, the COVID-19 pandemic resulted in, and future pandemics, epidemics or other outbreaks may result in, significant disruption of global financial markets, which could result in a reduction in our ability to access capital and delays in payments of outstanding receivables that could adversely affect our liquidity. While the potential economic impact brought by, and the duration of any pandemic, epidemic or outbreak may be difficult to assess or predict, a recession or market correction resulting from the spread of an infectious disease, including COVID-19, could materially affect our business. Such economic recession could very likely have a material adverse effect on our long-term business.

Natural or man-made disasters and other similar events may significantly disrupt our business, and negatively impact our business, financial condition and results of operations.

A significant portion of our employee base, operating facilities and infrastructure are centralized in Northern California. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, wildfires, floods, nuclear disasters, riots, acts of terrorism or other criminal activities, infectious disease outbreaks or pandemic events, such as the COVID-19 pandemic, power outages and other infrastructure failures, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could adversely affect our business and results of operations and harm our reputation. Moreover, although we have disaster recovery plans, they may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business and results of operations. In addition, our facility in Mexico and the facilities of our suppliers and manufacturers may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or otherwise materially and adversely affect our business.

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
•
positive or negative coverage, or public perception, of our company, Tablo or products of our competitors or broader industry trends;
•
our customers’ ability to maintain their financial condition and to pay us amounts due;
•
the impact, if any, that public health crises such as the COVID-19 pandemic may have on our operations, financial results and the number of patients treated;
•
the timing and cost of, and level of investment in, research, development, licenses, regulatory approval, commercialization activities, acquisitions and other strategic transactions, or other significant events relating to Tablo, which may change from time to time;
•
our ability to effectively retain, leverage and optimize our commercial team, the speed at which any newly hired salespeople become effective, and the cost and level of investment therein, as well as the success of our initiatives to optimize our commercial organization, infrastructure and sales processes to support the growth of our business in the acute care market as we focus more heavily on enterprise selling;
•
the timing and cost of obtaining and maintaining regulatory approvals or clearances for our products or product enhancements, or other regulatory actions with respect to our products (such as the Warning Letter we received in July 2023 and our prior distribution pause on TabloCart with Prefiltration);
•
pricing and discounts for Tablo or competing products;
•
legal, accounting and other expenses we may incur as a result of operating as a public company, including costs related to compliance with new compliance initiatives and requirements;
•
future accounting pronouncements or changes in our accounting policies; and
•
general economic and financial market conditions or political instability, including changes in tariff or trade laws and policies, as well as inflationary pressures (whether caused by economic policy or by other disruptions).

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

Any failure to obtain additional financing when needed on acceptable terms, or at all, could force us to delay, limit, reduce or eliminate our commercialization, sales and marketing efforts, product development programs or other operations.

While we have raised equity and taken actions to reduce operating expenses and working capital to align with anticipated revenue growth including implementing restructuring plans to streamline our overall organizational structure and renegotiating commitments with suppliers to reduce inventory, we expect to continue to incur operating losses in the near term while we make investments to support our anticipated growth. We also entered into a senior secured credit facility on January 3, 2025, which replaces our prior credit facilities with SLR and provides for up to $125.0 million term loans (the Term Loan Facility) pursuant to a credit agreement and guaranty, dated as of January 3, 2025 (the Credit Agreement) with Perceptive Credit Holdings IV, LP as administrative agent (the Agent) and the lenders from time to time party thereto, under which we have already borrowed $100.0 million of term loan and the additional $25.0 million borrowings under the Term Loan facility is subject to us achieving certain revenue milestone and other customary conditions. We may seek to raise any necessary additional capital through a combination of public or private equity offerings or debt financings. There can be no assurance, however, that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If adequate funds are not available on acceptable terms when needed, we may be required to significantly reduce operating expenses, which may negatively affect our business, financial condition and results of operations. If we do raise additional capital through public or private equity or convertible debt offerings, such offerings could result in dilution, including potentially significant dilution, of the ownership interest of our existing stockholders, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing (including through refinancing our existing debt), we may be subject to, among other things, an increase in our interest expense which may negatively affect our cash flow and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available on reasonable terms, or at all.

The terms of our credit agreement require us to meet certain operating and financial covenants, place restrictions on our operating and financial flexibility and subject us to interest rate risk, and our ability to access additional borrowings is subject to us achieving certain net revenue milestone and obtaining lenders’ credit approval.

We entered into the Credit Agreement on January 3, 2025, which provides term loans in an aggregate principal amount of up to $125.0 million, comprised of (i) a term loan of $100.0 million (the Initial Term Loan), which was funded to us on January 8, 2025, and (ii) a delayed draw term loan of up to $25.0 million (the Delayed Draw Loan, and together with the Initial Term Loan, the Loans). The Delayed Draw Loan is available for funding until July 14, 2027, subject to the achievement of a specific revenue milestone and other customary conditions. As a result, we cannot rely on further borrowings under the Term Loan Facility to fund our operations. In addition, outstanding Loans accrue interest at variable interest rates tied to Secured Overnight Financing Rate (SOFR). As a result, our borrowings under the Term Loan Facility are subject to interest rate risk. An adverse change in interest rates for our borrowings would increase our borrowing costs which may restrict our access to capital in the future and, ultimately, could adversely affect our financial condition and results of operations. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations ‒ Liquidity and Capital Resources ‒ Debt Obligations ‒ Perceptive Credit Agreement.”

On January 8, 2025, we repaid in full all amounts due under our two prior senior secured credit facilities with (i) SLR Investment Corp. and (ii) Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL, respectively, each dated as of November 3, 2022 using the proceeds of the Initial Term Loan, together with cash on hand.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on our ability to dispose of its business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property or to pay any dividends or other distributions on capital stock, in each case with certain exceptions. Accordingly, the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. We have also agreed to certain financial covenants that require us to (i) maintain a minimum cash balance of at least $10.0 million in accounts subject to control agreements in favor of the Agent, and (ii) achieve certain trailing twelve-month net revenue targets as set forth in the Credit Agreement.

In addition, the Credit Agreement contains customary events of default that entitle the Agent to cause our indebtedness under the Credit Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the obligations owed under the Credit Agreement. Under the Credit Agreement, an event of default will occur if, among other things, we fail to make payments under the Credit Agreement, we breach certain covenants under the Credit Agreement, subject to specified cure periods with respect to certain breaches, a material adverse change or a material regulatory event has occurred under the Credit Agreement, or we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings. If the debt under the Credit Agreement was accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay this debt, which would harm our business and financial condition.

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

From time to time we may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. For example, on August 29, 2024 and October 18, 2024, two purported stockholder class action lawsuits were filed against the Company, our Chief Executive Officer and our Chief Financial Officer, in the U.S. District Court for the Northern District of California alleging that the defendants violated federal securities laws by making false or misleading statements about our business, operations and prospects related to the sale and marketing of the Tablo Hemodialysis System and TabloCart with Prefiltration, including concerning the impact of certain FDA processes for these products on our revenue growth. The second lawsuit additionally names our former Chief Financial Officer as a defendant. Further, on November 29, 2024, an Outset stockholder purporting to act on behalf of the Company filed an action in the U.S. District Court for the Northern District of California against current and former members of our Board of Directors and certain of our officers, alleging that the defendants breached their fiduciary duties to the Company in connection with the same alleged events and alleged materially false and misleading statements asserted in the stockholder class action lawsuits. For more information, see the section entitled “Litigation” in Note 6, Commitments and Contingencies, to our audited financial statements included in this Annual Report. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for Tablo, even if the regulatory or legal action is unfounded or not material to our operations.

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

As of December 31, 2024, we had U.S. federal and state net operating loss (NOL) carryforwards of $729.4 million and $408.8 million, respectively. If not utilized, our U.S. federal NOLs generated in taxable years beginning before 2018 will begin to expire in 2025 and our state NOLs began to expire in 2025. Deductibility of U.S. federal NOLs generated in taxable years beginning after 2017 and used in taxable years beginning after 2020 do not expire but are limited to 80% of our taxable income before the deduction of such NOLs. As of December 31, 2024, we also had U.S. federal and state research and development credits of $12.3 million and $8.4 million, respectively. Our U.S. federal research and development credits will begin to expire in 2030. State research and development credits do not expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) a corporation that undergoes an ownership change, generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. Similar rules may apply under state tax laws. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any future carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the existing NOLs, research and development credit carryforwards or future disallowed interest expense carryovers, even if we attain profitability. Any limitation on using NOLs could adversely impact operating results and result in our retaining less cash after payment of U.S. federal and state income taxes.

Risks Related to Governmental Regulation

While we resumed distribution of TabloCart with Prefiltration following the FDA’s clearance of our 510(k) submission, we may continue to experience disruptions as a result of the warning letter and our prior distribution pause on TabloCart with Prefiltration.

In July 2023, we received a warning letter (the Warning Letter) from the FDA that raised two observations. The first observation asserted that certain content reviewed by the FDA and found on our website promoted CRRT, a modality outside of the current indications for Tablo. The second observation asserted that TabloCart with Prefiltration required prior 510(k) clearance for marketing authorization. TabloCart with Prefiltration is an accessory to Tablo launched in the third quarter of 2022. We took action to address the first observation regarding CRRT promotion through revision of processes and procedures and updates to existing labeling and promotional materials.

We also took action to address the second observation regarding TabloCart with Prefiltration. Although we evaluated TabloCart with Prefiltration prior to marketing and distributing the product and concluded that no marketing authorization was necessary, we paused distribution of TabloCart with Prefiltration pending the FDA’s review and clearance of a 510(k) application for the same that we submitted in September 2023. In early May 2024, we received 510(k) clearance from the FDA for TabloCart with Prefiltration, and we resumed distribution of TabloCart with Prefiltration. In February 2025, we were notified by the FDA that the issues cited in the Warning Letter have been addressed. However, we cannot guarantee that we will not receive other warning letters or be subject to other FDA enforcement actions in the future.

Moreover, our business and operations experienced disruptions as a result of the Warning Letter and our pause on the distribution of TabloCart with Prefiltration, including reputational harm, customer uncertainty regarding the matters addressed in the Warning Letter, diversion of management’s time and attention, as well as adverse impacts on our bookings and revenues. For example, beginning in the third quarter of 2023 and continuing through the first quarter of 2024, we observed more customers than we anticipated choosing to defer their Tablo console purchasing and installation until TabloCart with Prefiltration became available again, and we also experienced marketplace confusion in relation to the Warning Letter, particularly regarding Tablo’s range of therapeutic modalities. These factors, combined with other macroeconomic factors, served to elongate our sales cycle and the timing of delivery and installations which, in turn, had an adverse impact on our bookings and revenues for the second half of 2023 and through 2024. We may see disruption from this in future periods. Even as we resume distribution of TabloCart with Prefiltration following its FDA clearance, if we are unable to sufficiently recover from these disruptions and any reputational harm at the levels or on the timeframes we anticipate, we may experience further disruptions which could include adverse impacts on our backlog, our ability to expand customer relationships or attract new customers, as well as reduced demand for TabloCart and/or, potentially, Tablo. Any of these factors could materially and adversely affect our results of operations, financial condition and growth prospects.

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

Our customers depend upon reimbursement by government and other third-party insurance payors for dialysis services using our products. With a vast majority of U.S. patients with ESRD and AKI covered by Medicare, the Medicare reimbursement rate is an important factor in a customer’s decision to use Tablo and limits the prices we may charge for our products. For patients with Medicare fee-for-service coverage, virtually all payments for renal dialysis services are currently made under a single bundled payment rate which provides a fixed payment rate to encompass virtually all goods and services provided during the dialysis treatment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic wage index, and other factors. The ESRD PPS is subject to rebasing, which can have a positive financial effect, or a negative one if the government fails to rebase in a manner that adequately addresses the costs borne by dialysis facilities. Additionally, reimbursement rates and coverage policies under Medicare Advantage plans may also be subject to change. We cannot anticipate whether the government and/or Medicare Advantage plans will decrease payment rates in the coming years or if any future rate increases will adequately cover facilities’ costs, which could adversely harm our business.

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

Additionally, some patients may have coverage through private insurance, for example through a marketplace plan set up under the ACA or through an employer or union group health plan. Private insurance reimbursement is generally higher than government reimbursement, but it varies by sponsor and plan. Commercial payment rates are negotiated between our customers and insurers or other third-party administrators, and commercial payors may also exert downward pressure on payment rates for dialysis services.

Recent litigation regarding payor coverage of ESRD services may also affect our business. For example, on June 21, 2022, in the case of Marietta v. DaVita, the Supreme Court of the United States addressed the question of whether a group health plan that provides limited benefits for outpatient dialysis – but does so uniformly for all plan participants – violates the MSPA, a law which makes Medicare a “secondary” payer to an individual’s existing insurance plan for certain medical services, including dialysis, when that plan already covers the same services. Specifically, the Supreme Court held that because the Plan’s terms apply uniformly to all covered individuals, the Plan does not “differentiate in the benefits it provides” to individuals with ESRD or “take into account” whether an individual is entitled to or eligible for Medicare, and thus does not violate the MSPA.

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

By way of example, in the United States, the ACA substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact our industry. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which impact existing government healthcare programs and have resulted in the development of new programs.

As discussed in the section titled “Business – Government Regulation – United States Health Reform” above, there have been, and continue to be, judicial and Congressional challenges to several elements of the ACA, as well as efforts by both the executive and legislative branches of the federal government to modify certain aspects of the ACA. It is unclear how these and other efforts to challenge or modify, or alter the implementation or interpretation of the ACA will affect our business, financial condition and results of operations.

In addition, as discussed in the section titled “Business – Government Regulation – United States Health Reform” above, other legislative and executive actions have encouraged the development of new payment and care models for ESRD patients. Changes to the models of patient care, including an increased focus on treatments earlier in disease progression, may adversely affect our customers’ businesses and potentially decrease the demand for our product or result in additional pricing pressures. Further, with home dialysis as a growing trend in the industry and the implementation of the ETC and IOTA Models, a failure to implement our expansion into home dialysis could have a material adverse impact on our business.

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
•
criminal prosecution.

For example, the FDA conducted their first quality system inspection of our San Jose, California facility which concluded in February 2023. At completion, the FDA issued a Form FDA-483 identifying four inspectional observations. We provided our response plan to the FDA in March 2023, completed the associated remediation workstreams, and submitted our final update to the FDA regarding actions taken to address the observations. The FDA conducted a follow-up inspection of our San Jose, California facility, which concluded in September 2024. At completion, the FDA did not issue a Form-483. The FDA Establishment Inspection Reports for the 2023 and 2024 inspections were received in February 2025. The FDA concluded that no further regulatory action is necessary and the two inspections are “closed” under 21 CFR 20.64(d)(3). Although we believe we are in material compliance with the QSR, there is no guarantee that subsequent inspections of our facility by the FDA or other regulatory authorities will not result in similar observations with respect to our quality system, which could adversely affect our business.

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

For example, in May 2022, the FDA published a Letter to Healthcare Providers stating that it is evaluating the potential risk of exposure to NDL PCBAs and NDL PCBs with certain hemodialysis machines marketed in the United States from the silicone tubing used in those machines. Although Tablo was not the subject of the FDA’s letter, the FDA reached out to us regarding the tubing then used in Tablo and, at the FDA’s request, we conducted a targeted analysis and a screening analysis on the tubing. In parallel, we filed a 510(k) application, and received subsequent 510(k) clearance from the FDA for, PCB-free silicone tubing in December 2023. In March 2024, we proactively initiated a workstream to replace the remaining few silicone segments in new and existing Tablo consoles with the new, PCB-free, silicone tubing, which was subsequently designated by the FDA a Class 1 recall, similar to the classification they have made with respect to other manufacturers whose medical devices contain NDL PCBAs and NDL PCBs. We continued with the field correction as planned, and impacted installed and active devices in the field have now been upgraded. While this recall did not involve the removal of Tablo from the marketplace, the recall may nevertheless damage our reputation with customers and harm our financial results and business. Furthermore, these negative impacts could be exacerbated if the FDA publishes a safety notice specific to Tablo or subjects us to other enforcement actions.

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

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. For example, in 2022 we proactively initiated a recall to replace a component in Tablo consoles at customer sites due to the possibility of heat-related damage to the device as a result of the component. In 2024, we proactively initiated a workstream to replace the remaining few silicone segments in new and existing Tablo consoles with new, PCB-free, silicone tubing and were subsequently notified by the FDA that it had designated this correction as a Class 1 recall. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.

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

Our educational and promotional activities and training methods must comply with FDA and other applicable laws, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside of its cleared or approved indications is known as “off-label” use. Physicians may use Tablo off-label in their professional medical judgment, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our educational and promotional activities or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of warning letters, untitled letters, fines, penalties, injunctions, or seizures, any of which could have an adverse impact on our reputation and financial results. For example, one of the observations raised in the Warning Letter we received in July 2023 asserted that certain content reviewed by the FDA and found on our website promotes CRRT, a modality outside of the current indications for Tablo. We took action to address this observation through a thorough revision of processes and procedures and updates to existing labeling and promotional materials and we were notified by the FDA in February 2025 that the issues cited in the Warning Letter have been addressed. However, there is no guarantee that the FDA will not issue similar warning letters to us or subject us to other regulatory or enforcement actions for marketing or promotion of Tablo that the agency deems improper in the future.

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

For example, medical device cybersecurity continues to be an area of focus for and evolving guidance from the FDA. In September 2023, the FDA finalized new cybersecurity guidance for medical device manufacturers and, in March 2024, issued a draft guidance providing select updates to the September 2023 guidance. We anticipate these guidance documents and other future guidance documents may necessitate additional time and cost for product development, submission and approval or clearance.

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

The biopharmaceutical and medical device industries are subject to extensive regulatory obligations and policies that are subject to change, including due to judicial challenges.

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA and other agencies with significant oversight of the biopharmaceutical and medical device industries. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

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

Recent guidance from OCR regarding the collection of PHI via websites, and ongoing enforcement by both HHS and the FTC regarding the collection of personal data via third-party tracking technologies such as web beacons and pixels, creates an ongoing compliance effort to ensure our website remains in compliance and that collection of website user data is transparent and appropriate. Failure to comply with regulations and guidance regarding the use of third-party tracking technologies on our website could lead to monetary penalties and the imposition of corrective action plans, as well as reputational damage.

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

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commissions, customer incentive programs and other business arrangements. Misconduct by these parties could also involve individually identifiable information, including, without limitation, the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Any incidents or any other conduct that leads to an employee, contractor, or other agent, or our company, receiving an FDA debarment or disqualification from clinical trials, or exclusion by the Department of Health and Human Services, Office of Inspector General could result in penalties, a loss of business from third parties, and severe reputational harm.

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

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many life sciences and technology companies’ stock prices. Stock prices often fluctuate in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. For example, in 2024, we and certain of our directors and officers were named as defendants in two stockholder class actions and a derivative lawsuit alleging violations of federal securities laws. For more information, see the section entitled “Litigation” in Note 6, Commitments and Contingencies, to our audited financial statements included in this Annual Report. Any such securities litigation could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.

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

Pursuant to the terms of the Securities Purchase Agreements, we are required to recommend that our stockholders approve the conversion of all outstanding shares of our Series A Preferred Stock into shares of our common stock. We cannot guarantee that our stockholders will approve this matter, and if they fail to do so, the Series A Preferred Stock will contain rights, preferences and privileges that may limit our business flexibility or reduce the value of our common stock.

Under the terms of the securities purchase agreements (Securities Purchase Agreements) we entered into in January 2025 with various investors for the sale of our Series A Non-Voting Convertible Preferred Stock (Series A Preferred Stock) in an offering (the Private Placement), we agreed to use best efforts to obtain the requisite approval for the conversion of all outstanding shares of Series A Preferred Stock issued in the Private Placement into shares of our common stock, as required by the Nasdaq listing rules, at a special meeting of our stockholders and, if such approval is not obtained at that meeting, to seek to obtain such approval at a stockholders meeting to be held at least every 60 days thereafter until such approval is obtained, which would be time consuming and costly. Additionally, if our stockholders do not timely approve the conversion of our Series A Preferred Stock, then the holders of our Series A Preferred Stock will, from the date that is six months following the date of the first issuance of the Series A Preferred Stock (the Six Month Date) until receipt of stockholder approval of the conversion of the Series A Preferred Stock into shares of Common Stock (the Conversion Approval), dividends will accrue, on all issued and outstanding shares of Series A Preferred Stock, at an annual rate of eight percent (8%) compounded annually on the original per share price of $200.00 (plus any such accreted compounded amounts); provided that such annual dividend rate will increase by two percent (2%) on each one year anniversary of the Six Month Date if the Conversion Approval is not obtained by such time (collectively, the Accruing Dividends) as more fully described in the Certificate of Designation that was filed with the Delaware Secretary of State on January 7, 2025 (the Certificate of Designation). Such Accruing Dividends will be payable only when, as, and if declared by our Board of Directors and we will be under no obligation to pay such Accruing Dividends, other than as expressly provided in the Certificate of Designation. In addition, while the Series A Preferred Stock does not currently have a preference upon any liquidation, dissolution or winding-up of the Company, from the Six Month Date until receipt of the Conversion Approval, the Series A Preferred Stock will rank senior to our common stock as to distributions of assets upon liquidation, dissolution or winding up of the Company as described in the Certificate of Designation.

In addition, while the Series A Preferred Stock does not have voting rights (except as otherwise required by law), as long as any shares of Series A Preferred Stock are outstanding, we cannot, without the affirmative vote of the holders of 60% of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights of the Series A Preferred Stock in a manner disproportionate to the other capital stock of the Company, (b) alter or amend the Certificate of Designation, or (c) amend our certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock in a manner disproportionate to our other capital stock. There is no guarantee that the holders of Series A Preferred Stock would approve any such restricted action, even where such an action would be in the best interests of our stockholders. Any failure to obtain such approval could harm our business and result in a decrease in value of our common stock.

We may not be able to maintain the listing of our common stock on Nasdaq, which could adversely affect our liquidity and the trading volume and market price of our common stock.

Our common stock is listed on The Nasdaq Global Select Market, which imposes continued listing requirements with respect to listed securities, including a minimum bid price requirement. As previously disclosed, on September 23, 2024, we received notice from the Listing Qualifications staff of The Nasdaq Stock Market LLC (Nasdaq) that, because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive trading days, we no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq listing rules, we had an initial compliance period of 180 calendar days, or until March 24, 2025, to regain compliance with the minimum bid price requirement. On December 24, 2024, Nasdaq notified us that we had regained compliance with the minimum bid price requirement, as our stock had maintained a closing bid price above $1.00 for 15 consecutive trading days.

On February 24, 2025, we received a second notice from Nasdaq of failure to comply with the minimum bid price requirement. We have an initial compliance period of 180 calendar days, or until August 25, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive trading days prior to August 25, 2025. If we do not regain compliance by August 25, 2025, we may be eligible for an additional 180 calendar day compliance period if we apply to transfer the listing of our common stock to the Nasdaq Capital Market and meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provide written notice of our intention to cure the minimum bid price deficiency during the second compliance period. As part of its review process, Nasdaq will make a determination as to whether it believes we will be able to cure this deficiency. If Nasdaq staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, Nasdaq will provide notice that our common stock will be subject to delisting. We would have the right to appeal any determination to delist our common stock, and our common stock would remain listed on the Nasdaq Global Select Market until the appeal process is complete.

We are monitoring the closing bid price of our common stock and will consider options to help ensure continued compliance with Nasdaq’s minimum bid price requirement, including effectuating a reverse stock split. At a special meeting of stockholders scheduled to be held on March 5, 2025, the Company’s stockholders will vote on the potential implementation of a reverse stock split of our common stock at a ratio ranging from any whole number between 1-for-10 and 1-for-15, inclusive, as determined by our board of directors in its discretion, subject to our board of director’s authority to abandon such reverse stock split. There is no guarantee that our stockholders will vote to approve the reverse stock split. Even if approved and effected, the future impact of a reverse stock split, if any, upon the market price of our common stock cannot be predicted with certainty and there is no assurance that our common stock will trade at a price consistent with such reverse stock split, or that we will regain or maintain compliance with the minimum bid price requirement. It is possible that the market price of our common stock following any such reverse stock split will decline, possibly more than would occur in the absence of a reverse stock split. In addition, if we fall out of compliance with the minimum bid price requirement within one year of effecting a reverse stock split, Nasdaq will provide notice that our common stock will be subject to delisting.

There can be no assurance that we will be able to maintain compliance with the minimum bid price requirement or other applicable Nasdaq listing rules. If Nasdaq delists our common stock, it is unlikely that we will be able to list our common stock on another national securities exchange and, as a result, we expect our securities would be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant adverse consequences, including limited availability of market quotations and analyst coverage for our common stock, and reduced liquidity for trading of our securities, all of which would likely reduce the market price of our common stock. In addition, our common stock could be considered a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in reduced trading activity in the secondary trading market for our common stock. Delisting could result in additional adverse consequences including reduced ability to issue additional securities or obtain additional financing on terms acceptable to us, or at all, as well as the potential loss of confidence of our customers, suppliers and employees, any of which could harm our business and future prospects. Even the perception that we are at heightened risk of delisting could also result in certain of the above these consequences, which could negatively impact the market price and trading volume of our common stock, and harm our stockholders and our business.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends on our common stock in the future will be at the discretion of our board of directors. In addition, the terms of the Credit Agreement restrict our ability to pay dividends to limited circumstances. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

Based on available information, we believe that, as of January 13, 2025, our executive officers, directors and 5% stockholders beneficially owned approximately 14.2% of the outstanding shares of our common stock. In addition, as of January 13, 2025, our executive officers and directors held options to purchase an aggregate of 1,122,587 shares of our common stock at a weighted-average exercise price of $4.89 per share, and 1,934,170 restricted stock units, which would give our officers and directors ownership of approximately 7% of our outstanding common stock as of January 13, 2025 if such awards were fully vested and exercised or settled in full (assuming over-achievement of any performance conditions). Further, pursuant to the Securities Purchase Agreements, certain investors, including certain of our executive officers, directors and 5% stockholders, or affiliates thereof, agreed to purchase shares of our Series A Preferred Stock. If our stockholders approve the conversion of all outstanding shares of our Series A Preferred Stock into shares of our common stock, and approve the issuance of shares of Series A Preferred Stock to certain of our directors, officers, employees, and their affiliates, following conversion of such Series A Preferred Stock into shares of our common stock, our executive officers, directors and investors who would be 5% stockholders after the conversion would beneficially own approximately 68.6% of the then outstanding shares of our common stock. Therefore, these stockholders have the ability to influence us through these ownerships position. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets and might affect the prevailing market price of our common stock due to investors’

perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

Future securities issuances could result in significant dilution to our stockholders and impair the market price of our common stock.

Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to existing holders of our common stock. Also, to the extent outstanding options or warrants to purchase shares of our common stock are exercised or options, restricted stock units or other stock-based awards are issued or become vested, there will be further dilution. For example, in connection with the Term Loan Facility, we issued a warrant to purchase up to 5,625,000 shares of our common stock. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock. For example, in January 2025 we issued shares of Series A Preferred Stock, which in certain circumstances have rights senior to those of our common stock. As a result, purchasers of our common stock bear the risk that future issuances of debt or equity securities may reduce the value of our common stock and further dilute their ownership interest.

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

Global macroeconomic conditions and the world’s financial markets remain susceptible to significant stresses, including global geopolitical instability (such as the current conflict between Russia and Ukraine and related economic and other retaliatory measures taken by the United States, European Union and others or the ongoing conflict between Israel and Hamas and in the Red Sea as well as the potential escalation or geographic expansion of such conflicts), pandemics (such as the COVID-19 pandemic), changes in tariff or trade laws and policies (such as the tariffs imposed by the new administration on products imported into the United States from Mexico and China), inflationary pressures (such as current inflation related to global supply chain disruptions), extreme weather conditions and natural disasters, market declines and uncertainty, fluctuating interest and foreign currency rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, and general uncertainty regarding the overall future economic environment. The ultimate impact of these conflicts on fuel prices, inflation, volatility of global financial markets, the global supply chain and other macroeconomic conditions is unknown and could materially adversely affect the availability and cost of materials, access to capital, global economic growth, consumer confidence and demand for our products and services.

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

Competition for skilled personnel in our market is intense and has recently intensified further due to industry trends in many areas where our employees are located. Further, the increased availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. Such competition may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. We may experience higher compensation costs to retain senior management and experienced personnel that may not be offset by improved productivity. Moreover, in order to improve operational efficiencies, reduce operating expenses, and streamline our overall organizational structure, we have completed several organizational restructurings beginning in the fourth quarter of 2023 through the first quarter of 2025. These recent restructurings, as well as any future restructurings, may adversely affect our ability to attract and retain employees. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have issued and may continue to issue equity awards that vest over time. The value to employees of equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Our employment arrangements with our employees provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We also do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

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

We recently qualified as a “smaller reporting company” and an “accelerated filer,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our common shares less attractive to investors.

As a result of our public float (the market value of our common shares held by non-affiliates) as of June 30, 2024, we qualify as a “smaller reporting company,” as defined under the Exchange Act. In addition, we are an “accelerated filer” as defined under the Exchange Act. For as long as we continue to be a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, an exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.

If we choose to rely on any of these reporting and disclosure exemptions, the information we provide stockholders will be different than the information that is available with respect to many other public companies. Moreover, if some investors find our common stock less attractive as a result of any choices to reduce future disclosure or have an independent review and attestation of our internal control over financial reporting, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

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

Also, the anticipated benefit of any strategic alliance, joint venture or acquisition may not materialize, or such strategic alliance, joint venture or acquisition may be prohibited. In January 2025, we entered into the Term Loan Facility (which replaced our prior credit facilities with SLR) which also restrict our ability to pursue certain acquisitions, mergers, or consolidations that we may believe to be in our best interest. Additionally, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.

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

Certain investors, customers and other stakeholders may focus on ESG factors, including greenhouse gas emissions and climate-related risks; diversity, equity, and inclusion; responsible sourcing and supply chain; human rights and social responsibility; and corporate governance and oversight. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG matters are inadequate. Third party providers of ESG ratings and reports on companies have increased in number to meet growing investor demand for measurement of ESG performance, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ ESG practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy such new criteria, some investors may conclude that our policies with respect ESG matters are inadequate. We may face reputational damages in the event that our ESG procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ ESG performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead.

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

In addition, from time to time, we may communicate certain initiatives and goals related to ESG matters. For example, in June 2023, we published our second full ESG Report. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in fully and accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. If we fail to satisfy the ESG-related expectations of investors, customers and other stakeholders or our initiatives or goals are not executed or achieved as planned, our reputation and financial results could be materially and adversely affected.

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

BOARD AND AUDIT COMMITTEE OVERSIGHT

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

MANAGEMENT

Executive management plays a significant role in assessing and managing material risks from cybersecurity threats. Our VP of Information Technology manages our information security program.

Executive leadership

Our VP of Information Technology and the information security team periodically present information about the Company’s information security program, including program goals and actions, progress against key initiatives and key risks, to our executive leadership team. As described above, significant risks related to cybersecurity are escalated to the Audit Committee and/or the full Board as appropriate.

Cross-functional management engagement

We have established a committee comprised of leaders from key functions across the Company including, but not limited to, information security, IT, engineering, legal, privacy, finance, and people operations. Members of this committee generally meet regularly to review the Company’s cybersecurity program, the evolving threat landscape and key related action items.

Governance of information security risks

We have also established a risk governance committee, which generally meets on a quarterly basis. This committee, which is sponsored by our VP of Information Technology, is comprised of Company leaders from information security, information technology (IT), legal, privacy, finance, operations, and other functions, who have experience in managing cybersecurity risks, who review the cybersecurity threat landscape, and who evaluate key emerging data security risks. The committee reviews certain cybersecurity-related risks facing the company; discusses open policy exceptions and key risk indicators; and manages cybersecurity risks presented by the information security team and proposed mitigation actions. Members of this committee review the key risks identified as an outcome of our cybersecurity risk management strategy described below.

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
•
VENDOR ASSESSMENT: We leverage a third-party risk assessment tool to help us identify cybersecurity, privacy, and operational related risks associated with our use of certain third-party service providers.
•
INCIDENT PREPAREDNESS AND RESPONSE: We maintain a Cybersecurity Incident Response Plan (IRP) which establishes a framework designed to enable us to respond to cybersecurity incidents in a consistent, timely and effective manner. Our IRP outlines procedures for identifying, reporting, investigating, assessing, and responding to cybersecurity incidents, including incident response team formation, roles and responsibilities by department, and communication and escalation protocols. Depending on the severity of the cybersecurity incident, our IRP contemplates escalation to our executive leadership team and the Audit Committee and/or the full Board, as well as periodic briefings on developments related to the incident response. We periodically review and update our IRP and have conducted training of key team members regarding the IRP. In addition, we have conducted a tabletop exercise to simulate a response to a cybersecurity incident.
•
SECURITY STANDARDS: Our IT and Tablo cloud security architecture are designed to comply with the HIPAA Security Rule. In addition, our Tablo cloud security architecture leverages recognized frameworks designed to protect customer data. For example, we have received SOC 2 certification for Tablo cloud and we are working to align our processes, protocols and product software with the FDA’s recent cybersecurity guidance finalized in September 2023. We periodically examine our security controls and take steps to review, prioritize and address key compliance gaps where identified, using a risk-based approach.
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
•
THREAT LANDSCAPE AWARENESS: We regularly receive and review threat landscape bulletins from Health Information Sharing and Analysis Center (H-ISAC), Cybersecurity and Infrastructure Security Agency (CISA) and others, and incorporate enhancements into our ongoing cybersecurity program based on this review.
•
INSURANCE: We maintain information security risk insurance coverage to mitigate potential losses in the event of a business disruption.

•
TRAINING: All Outset employees are assigned HIPAA and information security training as part of the new employee onboarding process and refresher training is assigned annually. Our IT team also conducts continuous automated phishing simulation campaigns, which can trigger additional training for employees on how to recognize social engineering attempts (e.g., phishing, smishing, etc.). We track employee performance on phishing exercises to help us monitor the awareness of our employees and inform future training priorities. For employees whose jobs require access to sensitive data, including PHI, additional security training may be required.

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

We regularly monitor for, defend against, and respond to cybersecurity threats to our networks and information systems, as well as other types of security threats and incidents. Despite our information security efforts, our facilities, systems, servers, platforms and data, as well as those of our third-party cloud and other service providers and Tablo’s two-way wireless communication system, may be vulnerable to privacy and information security incidents and may be breached due to the actions of outside parties, employee error or misconduct, malfeasance, or a combination of these and, as a result, an unauthorized party may obtain access to our data or the personal information maintained by us or on our behalf. These include data breaches, viruses or other malicious code, exploitation of known or unknown vulnerabilities, coordinated attacks, data loss, phishing attacks, ransomware, denial of service attacks, insider threats or other security or IT incidents caused by threat actors, technological vulnerabilities, or human error. Additionally, outside parties may attempt to fraudulently induce employees to disclose sensitive information to gain access to the data and personal information we maintain. As of the date of this Annual Report, we are not aware of any material adverse impact to our business or operations from cybersecurity threats or incidents. We do, however, recognize that the cybersecurity landscape evolves rapidly and that we are not immune to such incidents. If we, or any of our third-party service providers, fail to comply with laws requiring the protection of sensitive personal information, or fail to safeguard and defend personal information or other critical data assets or IT systems, or if our incident response, containment or mitigation measures are inadequate in the face of a particular data breach or cybersecurity incident, we may face significant business interruptions, incur reputational damage, and be subject to regulatory enforcement and fines as well as private civil actions. We may be required to expend significant resources in the response, containment, and mitigation of cybersecurity incidents as well as in defense against claims that our information security was unreasonable or otherwise violated applicable laws or contractual obligations. In addition, to the extent that our cloud and other service providers experience security breaches that result in the unauthorized or improper use of confidential information, employee information or personal information, we may not be indemnified for any losses resulting from such breaches. If we are unable to prevent or mitigate the impact of such security breaches or other cyber events that impact our operations, our ability to attract and retain new customers, patients, and other partners could be harmed, as they may be reluctant to entrust us with their data, and we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business or other adverse consequences.

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

Holders of Common Stock

As of February 24, 2025, there were 98 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

On January 3, 2025, we entered into the Securities Purchase Agreements with various investors pursuant to which we sold 843,908 shares of Series A Preferred Stock at a price of $200.00 per share in the Private Placement. Subject to the stockholder approval and beneficial ownership limitations, each share of Series A Preferred Stock will automatically convert into 250 shares of common stock for an aggregate of 210,977,000 shares of common stock. Pursuant to the Securities Purchase Agreements, we also agreed to sell 19,432 shares of Series A Preferred Stock to certain members of our Board of Directors and management, subject to obtaining stockholder approval.

The shares of Series A Preferred Stock were offered and sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (Securities Act) afforded by Section 4(a)(2) of the Securities Act, have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. Concurrently with the execution of the Securities Purchase Agreements, we and the investors entered into a registration rights agreement pursuant to which we agreed to file a registration statement with the SEC registering the sale of the shares of common stock underlying the shares of Series A Preferred Stock sold in the Private Placement. The Company expects to use the net proceeds from the Private Placement for general corporate purposes.

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

We have elected to omit discussion of the earliest of the three years covered by the audited financial statements presented. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, located in our annual report on Form 10-K for the year ended December 31, 2023 for reference to discussion of the year ended December 31, 2023, the earliest of the three fiscal years presented.

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

We have generated meaningful evidence to demonstrate that providers can realize significant operational efficiencies, including reducing the cost of their dialysis programs. In addition, Tablo has been shown to deliver robust clinical care. In studies and surveys we have conducted, patients have reported quality of life benefits on Tablo compared to other dialysis machines. We believe Tablo empowers patients, who have traditionally been passive recipients of care, to regain agency and ownership of their treatment.

Driving adoption of Tablo in the acute care setting has been our primary focus to date. We have invested in growing our economic and clinical evidence, built a veteran sales and clinical support team with significant expertise, and implemented a comprehensive training and customer experience program. Our experience in the acute care market has demonstrated Tablo’s clinical flexibility and operational versatility, while also delivering meaningful cost savings to the providers. In addition, we are also working with SNFs, LTACHs and other post-acute providers to raise awareness of Tablo’s economic and clinical benefits to them and to patients. We plan to continue leveraging our commercial infrastructure to broaden our installed base in the acute and post-acute care markets, as well as driving utilization and fleet expansion with our existing customers.

Tablo is also utilized for home-based dialysis. We believe our ability to reduce training time, patient dropout, and the supplies and infrastructure required to deliver dialysis in the home can drive efficiency and economic improvements to the home care model. In our home IDE trial, patients reported specific quality of life improvements compared to their experience on the incumbent home dialysis machine. To penetrate this market successfully, we have made investments in and continue to focus on refining our home distribution, logistics and support systems to help ensure they are ready for scale. We are also working with providers, patients, and payors to increase awareness and adoption of TCUs as a bridge to home-based therapy.

We generate revenue from the placement of Tablo consoles along with accessories, and shipping and handling charged to customers, which revenue is recognized up-front. For the years ended December 31, 2024, 2023, and 2022, sales of our consoles, which includes Tablo consoles and accessories, accounted for 26%, 47% and 56% of our revenue, respectively. We also earn recurring revenue from sales of consumables, including Tablo cartridge, and services, which generates significant total revenue over the life of Tablo console. For the years ended December 31, 2024, 2023, and 2022, sales of our consumables accounted for 45%, 32% and 25% of our revenue, respectively, and sales of service and other accounted for 29%, 21% and 19% of our revenue, respectively.

We primarily sell our solutions through our direct sales organization, which covers most major metropolitan markets in the United States. Our sales organization is comprised of our capital sales team, responsible for generating new customer demand for

Tablo, and our clinical sales team, responsible for driving utilization and fleet expansion of Tablo at existing customer sites. In addition, our field service team provides maintenance services and product support to our customers. Our field sales and service teams represent 52% of our total full-time employees as of December 31, 2024. The same sales organization and field service team drive Tablo penetration in both the acute and home markets. We believe the ability to leverage one team to serve both markets will result in significant productivity and cost optimization as we continue to scale our business.

Recent Developments

In July 2023, we received a warning letter (the Warning Letter) from the FDA that raised two observations. The first observation asserted that certain content reviewed by the FDA and found on our website promotes Continuous Renal Replacement Therapy (CRRT), a modality outside of the current indications for Tablo. The second observation asserted that TabloCart with Prefiltration required prior 510(k) clearance for marketing authorization. TabloCart with Prefiltration is an accessory to Tablo launched in the third quarter of 2022. We took action to address the first observation regarding CRRT promotion through revision of processes and procedures and updates to existing labeling and promotional materials. We also took action to address the second observation regarding TabloCart with Prefiltration. Although we evaluated TabloCart with Prefiltration prior to marketing and distributing the product and concluded that no marketing authorization was necessary, we paused distribution of TabloCart with Prefiltration pending the FDA’s review and clearance of a 510(k) application for the same that we submitted in September 2023. In early May 2024, we received 510(k) clearance from the FDA for TabloCart with Prefiltration, and we have resumed distribution of TabloCart with Prefiltration. In February 2025, we were notified by the FDA that the issues cited in the Warning Letter have been addressed.

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

Market Acceptance of Tablo in Acute Setting

We plan to further broaden our installed base by continuing to target national and regional IDNs and health systems, as well as SNFs, LTACHs and other post-acute providers. In addition, we focus on driving utilization and fleet expansion with existing customers by providing an exceptional user experience delivered through our commercial team and a steady release of software enhancements that amplify Tablo’s operational reliability and clinical versatility. Our ability to successfully execute on this strategy, and thereby increase our revenue in the acute market, will depend on several factors. These factors include our ability to recover from the adverse impact in the field from the Warning Letter as we resume distribution of TabloCart with Prefiltration, as well as the success of our efforts to further evolve our initiatives to optimize our commercial organization, infrastructure and sales processes to support the growth of our business in the acute and post-acute care markets as we focus more heavily on enterprise selling and transition beyond earlier stage adoption of Tablo.

Expansion of Tablo within the Home Setting

We believe that a significant growth opportunity exists within the home hemodialysis market. We are partnering with innovative dialysis clinic providers, health systems and other adjacent healthcare providers who are motivated to grow their home hemodialysis population, and who share our vision of creating a seamless and supported transition to the home. We are also investing in market development over the longer term to expand the home hemodialysis market itself. The expansion of the home hemodialysis market and our ability to penetrate this market will be an important factor in driving the future growth of our business. In addition, the success of our efforts to expand within the home market, help grow new home programs and increase our revenue generated from home-based dialysis on the timeline that we anticipate will depend on several factors. These factors the success of our initiatives to optimize and further evolve our commercial organization, infrastructure and sales processes as we scale our business in the home market.

Gross Margin

Our ability to expand our gross margins depends on: first, our ability to continue to sell Tablo cartridges, services, and accessories for Tablo consoles; second, our ability to reduce the cost of service and third, our ability to reduce the cost of Tablo consoles. Our ability to expand gross margins will also depend in part on our ability to control the average selling prices of our products and services, including by selling higher-margin accessories, consumables and services. Further, we will continue to utilize our cloud-based data system, as well as enhanced product and support performance, to improve service margin and drive down service costs per console. In addition, over the past several years, we have moved the production of Tablo consoles and a majority of Tablo cartridges in-house to our manufacturing facility in Tijuana, Mexico which we operate in collaboration with TACNA as part of our cost reduction activities. This has helped further our long-term gross margin expansion and supply continuity strategies while reducing the costs of Tablo console production and improving the flexibility of our operations. We will continue our cost reduction activities by using our design, engineering, supply chain and manufacturing capabilities to help further advance and improve the efficiency of our manufacturing processes, lowering the cost of parts and components and lowering our costs of production. Our ability to expand gross margins depends on our ability to successfully execute these strategies, as well as the impact of macroeconomic factors described below, including the tariffs imposed by the new administration.

Profitability Initiatives

Our ability to achieve and sustain profitability depends on several key factors: first, our ability to grow our revenue while expanding gross margins, as discussed above; second, our ability to optimize operating expenses; and third, our ability to optimize working capital. We have undertaken various initiatives designed to improve operational efficiencies, reduce operating expenses to align with anticipated levels of revenue growth and streamline our overall cost structure, including several organizational restructurings implemented beginning in the fourth quarter of 2023 through early 2025. We are also taking steps to improve our ability to efficiently manage working capital, including inventory. Our ability to transition to profitability will depend on the success of our efforts to optimize spending and working capital, including inventory.

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

Beginning in the third quarter of 2023, we began to observe an increasing number of our existing and prospective customers deferring their decisions to purchase Tablo in an environment of rising interest rates and more cautious capital spending. These deferrals served to elongate our sales cycle and the timing of delivery and installations, which, in turn, contributed to an adverse impact on our bookings and revenues starting in the second half of 2023 and through 2024. We may see disruption from this in future periods. Beginning in 2022, our existing and prospective customers faced shortages of skilled nurses and other clinical personnel as well as increased labor costs, combined with economic pressures resulting from general economic and financial market conditions, primarily escalating inflation, tightening hospital operating budgets and increased scrutiny of capital purchase decisions, all of which generally have the effect of lengthening the average sales cycle and elongating the timing of installations. These factors negatively impacted our customer base on pipeline development and installation schedules, which, in turn, negatively impacted our bookings, delayed our shipments and adversely impacted our revenues for 2022 and, to a lesser extent, 2023. We have generally seen some stabilization in these challenging labor market dynamics for healthcare providers during 2023 and thereafter as compared to 2022. Moreover, we believe Tablo offers automation and ease-of-use benefits over traditional machines that can enhance our existing and potential customers’ ability to support their patient populations despite staffing shortages. However, if our customers continue to face prolonged periods of rising interest rates, capital budget constraints, volatility, uncertainty, staffing shortages, cash flow challenges, rising costs and other financial pressures, whether due to general macroeconomic conditions, cybersecurity events or otherwise, it could ultimately adversely impact our ability to expand existing customer relationships or attract new customers of Tablo, timely collect amounts due, effectively manage our inventory levels, and have a material adverse effect on our bookings, revenues, results of operations, financial condition, and, ultimately, our future growth and profitability.

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

From a supply chain perspective, we have worked closely with our manufacturing partners and suppliers to enable us to source key components and maintain appropriate inventory levels to meet customer demand, and have not experienced material disruptions in our supply chain to date. However, macroeconomic factors such as rising inflation, increasing labor costs, and surges and shifts in consumer demand have disrupted the operations of certain of our third-party suppliers, resulting, in some cases, in increased lead times and higher component costs. We believe that localizing production of a majority of Tablo cartridges in Mexico (in-house at our manufacturing facility) has helped achieve cost reductions through lower freight costs, further our long-term gross margin expansion and supply continuity strategies and improve the flexibility of our operations. However, we may face increased supply chain constraints in the future, which could negatively impact our ability to meet customer demand on a timely basis, result in customer dissatisfaction and adversely impact our operating margins and results of operations. Moreover, increased tariffs imposed by the new administration, including on goods imported into the United States from Mexico and China, could adversely impact our supply chain and distribution costs, as well as our ability to achieve sustainable gross margins. While we do not believe we have exposure to these potential tariffs as Tablo, TabloCart and Tablo consumables are covered under a special exemption, we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries (including Mexico and China), what products may be subject to such actions, or what actions may be taken by the other countries in retaliation.

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

We plan to continue to invest in our research and development efforts to grow our economic and clinical evidence, and enhance existing products to improve reliability and reduce costs. We expect research and development expenses to vary over time, depending on the level and timing of the enhancement of the existing products as well as cost reduction initiatives. As a percentage of revenue, however, we expect research and development expenses to continue to decrease over the long-term primarily as, and to the extent, our revenue grows.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel and related costs, including sales commissions and travel. Other sales and marketing expenses include marketing and promotional activities, costs of outside consultants, customer services costs, and infrastructure costs including facilities, depreciation, and information technology. Shipping and handling costs, as well as the associated personnel expenses, are included in sales and marketing expenses.

As we continue to drive the expansion of Tablo, we expect shipping and handling costs to also increase. However, the full year impact of mid-year cost saving initiatives in 2024 will result in lower year over year spend. We plan to continue to invest in infrastructure to support our growth and expect sales and marketing expenses as a percentage of revenue to continue to decrease over the long-term primarily as, and to the extent, our revenue grows.

General and Administrative

General and administrative expenses primarily consist of personnel and related costs, accounting and legal expenses, general corporate expenses, and infrastructure costs including facilities, depreciation, and information technology. As a percentage of revenue, we expect general and administrative expenses to decrease over the long-term primarily as, and to the extent, our revenue grows.

We expect our stock-based compensation expense allocated to cost of revenue, research and development expenses, sales and marketing expenses, and general and administrative expenses to fluctuate based on our stock price at particular points in time as we issue additional stock-based awards under our equity incentive plan and employee stock purchase plan to attract and retain employees.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.

The following table sets forth, for the years indicated, our results of operations (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenue:
Product revenue	$80,977	$103,537	$93,388
Service and other revenue	32,712	26,839	21,987
Total revenue	113,689	130,376	115,375
Cost of revenue:
Cost of product revenue	46,449	74,454	82,510
Cost of service and other revenue	28,676	26,922	15,032
Total cost of revenue	75,125	101,376	97,542
Gross profit	38,564	29,000	17,833
Operating expenses:
Research and development	38,397	57,307	48,855
Sales and marketing	70,044	96,232	89,482
General and administrative	43,498	45,231	40,515
Total operating expenses	151,939	198,770	178,852
Loss from operations	(113,375)	(169,770)	(161,019)
Interest income and other income, net	9,761	10,171	3,291
Interest expense	(23,871)	(12,675)	(3,566)
Loss on extinguishment of term loan	—	—	(1,367)
Loss before provision for income taxes	(127,485)	(172,274)	(162,661)
Provision for income taxes	491	523	295
Net loss	$(127,976)	$(172,797)	$(162,956)

Revenue

	Years Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Revenue:
Product revenue	$80,977	$103,537	$(22,560)	(22)%
Service and other revenue	32,712	26,839	5,873	22%
Total revenue	$113,689	$130,376	(16,687)	(13)%

Product revenue decreased by $22.6 million, or 22%, for the year ended December 31, 2024 as compared to the prior year. The decrease was mainly due to a $31.5 million decrease in console revenue as a result of a lower number of consoles sold in 2024 as compared to the prior year. This decrease was partially offset by an $8.9 million increase in consumables revenue attributable to the growth in our console installed base.

Service and other revenue increased by $5.9 million, or 22%, for the year ended December 31, 2024 as compared to the prior year. The increase was primarily due to services associated with the growth in our console installed base.

Gross Profit and Gross Margin

	Years Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Gross profit and gross margin:
Gross profit	$38,564	$29,000	$9,564	33%
Gross margin	33.9%	22.2%

Gross profit increased by $9.6 million, or 33%, for the year ended December 31, 2024 as compared to the prior year. The gross margin percentage improved by 11.7 percentage points for the year ended December 31, 2024 as compared to the prior year. This improvement in gross margin was primarily driven by a higher mix of consumable and service and other revenue in 2024 as compared to the prior year. Consumables have a higher gross margin than consoles and had improved gross margin year over year. The higher consumable gross margin mainly resulted from a lower cost per unit as well as a higher average selling price for consumables.

Operating Expenses

	Years Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Operating expenses:
Research and development	$38,397	$57,307	$(18,910)	(33)%
Sales and marketing	70,044	96,232	(26,188)	(27)%
General and administrative	43,498	45,231	(1,733)	(4)%
Total operating expenses	$151,939	$198,770	(46,831)	(24)%

Research and development expenses decreased by $18.9 million, or 33%, for the year ended December 31, 2024 as compared to the prior year. The decrease was primarily due to an overall decrease in compensation-related and stock-based compensation expense, consulting and materials expense and infrastructure costs resulting from our cost reduction efforts implemented in 2024 and the fourth quarter of 2023.

Sales and marketing expenses decreased by $26.2 million, or 27% for the year ended December 31, 2024 as compared to the prior year. The decrease was primarily driven by an overall decrease in compensation-related and stock-based compensation expense, travel and consulting expense resulting from our cost reduction efforts implemented in 2024 and the fourth quarter of 2023. These decreases were partially offset by higher freight expenses due to higher volume in consumable sales.

General and administrative expenses decreased by $1.7 million, or 4%, for the year ended December 31, 2024 as compared to the prior year. The decrease was primarily driven by an overall decrease in consulting, compensation-related expense resulting from our cost reduction efforts implemented in 2024 and the fourth quarter of 2023. Our insurance costs also decreased as compared to the prior year. These decreases were partially offset by $2.4 million increase in the allowance for credit losses as compared to the prior year period.

Other Income (Expenses), Net

	Years Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Other income (expenses), net:
Interest income and other income, net	$9,761	$10,171	$(410)	(4)%
Interest expense	(23,871)	(12,675)	(11,196)	88%
Total other expenses, net	$(14,110)	$(2,504)	(11,606)	463%

The decrease in interest income and other income, net, for the year ended December 31, 2024 as compared to the prior year was driven by the changes in interest rates.

The increase in interest expense for the year ended December 31, 2024 as compared to the prior year was due to the increase in interest rate and higher outstanding balance under the SLR Term Loan Facility in 2024 as compared to 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred net losses and negative cash flows from operations. To date, we have financed our operations and capital expenditures primarily through sales of equity securities, revenue from sales, debt financings, and proceeds from employee exercises of stock options and employee stock purchase plan purchases.

As of December 31, 2024, we had a total cash, cash equivalents, restricted cash and short-term investments balance of $162.0 million. In January 2025, we entered into Securities Purchase Agreements with various investors pursuant to which we sold 843,908 shares of Series A Preferred Stock at a price of $200.00 per share in the Private Placement. Subject to the stockholder approval and beneficial ownership limitations, each share of Series A Preferred Stock will automatically convert into 250 shares of common stock for an aggregate of 210,977,000 shares of common stock. The gross proceeds from the Private Placement, before deducting placement agent fees and other offering expenses, were $168.8 million. An additional $3.9 million, for 19,432 shares of Series A Preferred Stock, will be invested by certain members of our Board of Directors and management upon shareholder approval.

In addition, in January 2025, we entered into a credit agreement and guaranty (the Perceptive Credit Agreement) with Perceptive Credit Holdings IV, LP, as administrative agent (Agent) and the lenders from time to time party thereto, which provided a $100 million 5-year term loan at closing and will provide an additional term loan of up to $25 million at our election, which is available for funding until July 14, 2027, subject to achievement of a specified revenue milestone and other customary conditions.

Starting January 2025, we are required to comply with certain covenants under the Perceptive Credit Agreement, including, among others, requirements as to financial reporting, restrictions on our ability to incur additional indebtedness and to pay any dividends or other distributions on capital stock, maintenance of a minimum cash balance, and achievement of certain specified trailing twelve-month net revenue targets. If we fail to comply with any covenants, payments or other terms of the Perceptive Credit Agreement and such failure constitutes an event of default thereunder, such event of default would give Agent the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable (see the section entitled "Debt Obligations" below).

While we have taken actions to reduce operating expenses and working capital to align with anticipated revenue growth including implementing restructuring plans to streamline our overall organizational structure and renegotiating commitments with suppliers to reduce inventory, we expect to continue to incur operating losses in the near term while we make investments to support our anticipated growth. We may raise additional capital through the issuance of additional equity financing, debt financings, which may require refinancing or amending the terms of our existing debt, or other sources. If this financing is not available to us at adequate levels or on acceptable terms, we may need to further evaluate our operating plans. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. We are subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through debt financing (including through our existing debt), we may be subject to an increase in our interest expense which may negatively affect our cash flow.

On September 23, 2024, we received notice from the Listing Qualifications staff of Nasdaq that we no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market. On December 24, 2024, Nasdaq notified us that we had regained compliance with the minimum bid price requirement, as our stock had maintained a closing bid price above $1.00 for 15 consecutive trading days. However, on February 24, 2025, we received a second notice from Nasdaq of failure to comply with the minimum bid price requirement. If we are unable to regain compliance with the minimum bid price requirement within the applicable compliance period, or are unable to otherwise maintain compliance with other applicable Nasdaq listing rules, we may not be able to maintain the listing of our common stock on Nasdaq, which could adversely affect our ability to issue additional securities or obtain additional financing on terms acceptable to us, or at all. For further details, see the section entitled “Risk Factors” under Part I, Item 1A above.

We believe that our existing cash, cash equivalents and short-term investments, cash generated from sales, and proceeds recently received from the debt financing described below under “Debt Obligations ‒ Perceptive Credit Agreement” as well as proceeds received from the Private Placement described in Note 13 to the financial statements will be sufficient to meet our anticipated needs for at least the next 12 months from the issuance date of this Annual Report.

Cash Flows Summary

The following table summarizes the cash flows for each of the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net cash (used in) provided by:
Operating activities	$(116,303)	$(131,373)	$(145,729)
Investing activities	103,938	83,026	(66,295)
Financing activities	67,870	43,652	72,898
Net increase (decrease) in cash, cash equivalents and restricted cash	$55,505	$(4,695)	$(139,126)

Operating Activities

Net cash used in operating activities of $116.3 million for the year ended December 31, 2024 was due to a net loss of $128.0 million, a net cash outflow from the change in our operating assets and liabilities of $25.7 million, and amortization of premium on investments of $4.7 million, partially adjusted by the primary non-cash adjustments for stock-based compensation expense of $29.4 million, depreciation and amortization of $5.7 million, non-cash interest expense of $2.6 million, allowance for credit losses of $2.4 million, and non-cash lease expense of $1.4 million. The net cash outflow from operating assets and liabilities was primarily due to an increase in inventories, a decrease in accrued expenses and other current liabilities, an increase in accounts receivable due to timing of collections and billings, decreases in accounts payable, accrued compensation and related benefits, accrued warranty liabilities, and operating lease liabilities. The net cash outflow from operating assets and liabilities was partially offset by an increase in deferred revenue due to the growth in service agreements and a decrease in prepaid expenses and other assets.

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

Investing Activities

Net cash provided by investing activities of $103.9 million for the year ended December 31, 2024 was due to the sales and maturities of investment securities of $261.4 million, partially offset by purchases of investment securities of $156.6 million and purchases of property and equipment of $0.9 million.

Net cash provided by investing activities of $83.0 million for the year ended December 31, 2023 was due to the maturities of investment securities of $258.8 million, partially offset by purchases of investment securities of $172.3 million and purchases of property and equipment of $3.4 million.

Financing Activities

Net cash provided by financing activities of $67.9 million for the year ended December 31, 2024 was due primarily to the net proceeds of $66.5 million from borrowings under the SLR Term Loan Facility and the proceeds of $2.3 million from employee exercises of stock options and employee stock purchase plan purchases. These cash inflow was partially offset by the payment of deferred financing costs.

Net cash provided by financing activities of $43.7 million for the year ended December 31, 2023 was due primarily to the net proceeds of $33.2 million from borrowings under the SLR Term Loan Facility and the proceeds of $10.4 million from employee exercises of stock options and employee stock purchase plan purchases.

Debt Obligations

Perceptive Credit Agreement

On January 3, 2025, we entered into a senior secured credit facility for borrowings up to an aggregate principal amount of $125.0 million pursuant to the Perceptive Credit Agreement among Perceptive Credit Holdings IV, LP, as administrative agent (Agent), the lenders from time to time party thereto and the Company.

Pursuant to the terms and conditions of the Perceptive Credit Agreement, the lenders agreed to extend term loans to us in an aggregate principal amount of up to $125.0 million, comprised of (i) a term loan of $100.0 million (the Initial Term Loan), which was funded at the closing of the Perceptive Credit Agreement on January 8, 2025, and (ii) a delayed draw term loan of up to $25.0 million (the Delayed Draw Loan). The Delayed Draw Loan is available for funding until July 14, 2027, subject to the achievement of a specific revenue milestone and other customary conditions.

SLR Debt Financing

On November 3, 2022, we entered into two senior secured credit facilities, which collectively provide for borrowings of up to $300.0 million as follows: (i) up to a $250.0 million term loan facility pursuant to a loan and security agreement (the SLR Loan Agreement) among SLR Investment Corp., as collateral agent (SLR Agent), the lenders from time to time party thereto (the Term Loan Lenders) and us (the SLR Term Loan Facility) and (ii) up to a $50.0 million asset-based revolving credit facility pursuant to a credit agreement (the SLR Revolving Credit Agreement, together with the SLR Loan Agreement, the SLR Credit Facility Agreements) among Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL, as lender (ABL Lender), and us (the SLR Revolver, together with the SLR Term Loan Facility, the SLR Credit Facilities).

As of December 31, 2024, $200.0 million was outstanding under the SLR Term Loan Facility and no amounts were outstanding under the SLR Revolver. On January 3, 2025, we terminated the SLR Credit Facility Agreements and repaid in full all amounts due under its two existing senior secured credit facilities with (i) SLR Investment Corp. and (ii) ABL lender including the final payment of $7.5 million and termination fee of $0.1 million, using the proceeds from the Perceptive Credit Agreement, together with cash on hand.

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

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Outset Medical, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Outset Medical, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Outset Medical, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Sufficiency of audit evidence over Tablo console revenue and service agreement revenue

As discussed in Note 2 to the financial statements, the Company derives revenue primarily from the sales of its products and services. Product revenue consists primarily of sales of Tablo consoles and related consumables, including Tablo cartridges and accessories. Service and other revenue consists primarily of revenue generated from service agreements and other revenue from shipping and handling charged to customers. The Company’s contracts with customers often include multiple performance obligations, such as products and services. The Company determines the amount and timing of revenue recorded for each performance obligation.

We identified the evaluation of the sufficiency of audit evidence over Tablo console revenue and service agreement revenue as a critical audit matter. During the year, two separate processes, including a manual process and a newly implemented automated process, were used in the recognition and recording of revenue. Challenging auditor judgment was required to evaluate the sufficiency of audit evidence due to the use of multiple processes throughout the year, as well as the nature of each process used in the Company’s determination of Tablo console revenue and service agreement revenue, including the timing of the revenue recognized.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the Company’s determination of Tablo console revenue and service agreement revenue, including the timing of the revenue recognized. We evaluated the design and tested the operating effectiveness of certain controls related to the Company’s process to determine Tablo console revenue and service agreement revenue. This included controls over the Company’s determination and timing of revenue recognized using the manual and automated processes. We also involved IT professionals with specialized skills and knowledge who assisted in testing certain IT application and general IT controls used in the Company’s determination of Tablo console revenue and service agreement revenue. For samples of Tablo console revenue transactions and service agreement revenue transactions recorded under both the Company’s manual and automated processes, we evaluated the amount and timing of revenue recognized by comparing it to the underlying contract, and/or other supporting documentation, and recalculating the Company’s determination of revenue recognized. In addition, we evaluated the overall sufficiency of audit evidence obtained over Tablo console revenue and service agreement revenue by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

/s/ KPMG LLP

We have served as the Company's auditor since 2011.

San Francisco, California

February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Outset Medical, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited the accompanying balance sheets of Outset Medical, Inc. (the Company) as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2024 and 2023, the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

San Francisco, California

February 28, 2025

Outset Medical, Inc.

Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$124,014	$68,509
Short-term investments	34,671	134,815
Accounts receivable, net	35,619	32,980
Inventories	59,387	49,215
Prepaid expenses and other current assets	4,530	5,700
Total current assets	258,221	291,219
Restricted cash	3,329	3,329
Property and equipment, net	8,133	13,273
Operating lease right-of-use assets	3,940	5,375
Other assets	2,172	605
Total assets	$275,795	$313,801
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,862	$5,827
Accrued compensation and related benefits	16,821	19,005
Accrued expenses and other current liabilities	8,205	13,459
Accrued warranty liability	1,938	3,712
Deferred revenue, current	12,753	11,727
Operating lease liabilities, current	1,799	1,593
Total current liabilities	45,378	55,323
Accrued interest	2,695	896
Deferred revenue	844	101
Operating lease liabilities	2,684	4,482
Term loans	197,375	130,113
Total liabilities	248,976	190,915
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, and no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 300,000 shares authorized as of December 31, 2024 and 2023; 52,944 and 50,317 shares issued and outstanding as of December 31, 2024 and 2023, respectively	53	50
Additional paid-in capital	1,116,447	1,084,515
Accumulated other comprehensive income	42	68
Accumulated deficit	(1,089,723)	(961,747)
Total stockholders' equity	26,819	122,886
Total liabilities and stockholders' equity	$275,795	$313,801

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenue:
Product revenue	$80,977	$103,537	$93,388
Service and other revenue	32,712	26,839	21,987
Total revenue	113,689	130,376	115,375
Cost of revenue:
Cost of product revenue	46,449	74,454	82,510
Cost of service and other revenue	28,676	26,922	15,032
Total cost of revenue	75,125	101,376	97,542
Gross profit	38,564	29,000	17,833
Operating expenses:
Research and development	38,397	57,307	48,855
Sales and marketing	70,044	96,232	89,482
General and administrative	43,498	45,231	40,515
Total operating expenses	151,939	198,770	178,852
Loss from operations	(113,375)	(169,770)	(161,019)
Interest income and other income, net	9,761	10,171	3,291
Interest expense	(23,871)	(12,675)	(3,566)
Loss on extinguishment of term loan	—	—	(1,367)
Loss before provision for income taxes	(127,485)	(172,274)	(162,661)
Provision for income taxes	491	523	295
Net loss	$(127,976)	$(172,797)	$(162,956)

Net loss per share, basic and diluted	$(2.46)	$(3.48)	$(3.38)
Shares used in computing net loss per share, basic and diluted	51,951	49,588	$48,161

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net loss	$(127,976)	$(172,797)	$(162,956)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(26)	632	(380)
Comprehensive loss	$(128,002)	$(172,165)	$(163,336)

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	47,241	$47	$1,000,212	$(184)	$(625,994)	$374,081
Issuance of common stock through employee stock purchase plan	193	—	4,202	—	—	4,202
Issuance of common stock for settlement of RSUs	241	—	—	—	—	—
Stock option exercises	790	1	3,839	—	—	3,840
Stock-based compensation expense	—	—	27,203	—	—	27,203
Unrealized loss on available-for-sale securities	—	—	—	(380)	—	(380)
Net loss	—	—	—	—	(162,956)	(162,956)
Balance as of December 31, 2022	48,465	$48	$1,035,456	$(564)	$(788,950)	$245,990
Issuance of common stock through employee stock purchase plan	559	1	7,509	—	—	7,510
Issuance of common stock for settlement of RSUs	708	—	—	—	—	—
Stock option exercises	585	1	2,916	—	—	2,917
Stock-based compensation expense	—	—	38,634	—	—	38,634
Unrealized gain on available-for-sale securities	—	—	—	632	—	632
Net loss	—	—	—	—	(172,797)	(172,797)
Balance as of December 31, 2023	50,317	$50	$1,084,515	$68	$(961,747)	$122,886
Issuance of common stock through employee stock purchase plan	1,040	1	2,200	—	—	2,201
Issuance of common stock for settlement of RSUs	1,515	2	293	—	—	295
Stock option exercises	72	—	83	—	—	83
Stock-based compensation expense	—	—	29,356	—	—	29,356
Unrealized loss on available-for-sale securities	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(127,976)	(127,976)
Balance as of December 31, 2024	52,944	$53	$1,116,447	$42	$(1,089,723)	$26,819

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(127,976)	$(172,797)	$(162,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	29,356	38,634	27,203
Depreciation and amortization	5,728	5,810	5,169
Non-cash lease expense	1,435	1,271	1,114
Non-cash interest expense	2,574	1,828	381
Accretion (amortization) of discount (premium) on investments, net	(4,720)	(6,369)	449
Provision for inventories	561	733	2,610
Loss on disposal of property and equipment	53	106	39
Allowance for credit losses	2,374	184	37
Loss on extinguishment of term loan	—	—	1,367
Changes in operating assets and liabilities:
Accounts receivable	(5,012)	(5,094)	(2,506)
Inventories	(10,857)	1,647	(14,730)
Prepaid expenses and other assets	784	739	(1,215)
Accounts payable	(1,948)	5,312	(1,281)
Accrued compensation and related benefits	(1,889)	(2,515)	(3,428)
Accrued expenses and other current liabilities	(5,168)	(2,621)	1,811
Accrued warranty liability	(1,774)	91	(83)
Deferred revenue	1,769	3,015	2,161
Operating lease liabilities	(1,593)	(1,347)	(1,150)
Accrued interest	—	—	(721)
Net cash used in operating activities	(116,303)	(131,373)	(145,729)
Cash flows from investing activities:
Purchases of property and equipment	(912)	(3,440)	(8,325)
Purchases of investment securities	(156,584)	(172,284)	(261,154)
Sales and maturities of investment securities	261,434	258,750	203,184
Net cash provided by (used in) investing activities	103,938	83,026	(66,295)
Cash flows from financing activities:
Proceeds from stock option exercises and ESPP purchases	2,284	10,427	8,042
Proceeds from issuance of term loans, net of issuance costs	66,524	33,225	96,059
Repayment of term loan and extinguishment costs	—	—	(31,203)
Payment of deferred financing costs	(938)	—	—
Net cash provided by financing activities	67,870	43,652	72,898
Net increase (decrease) in cash, cash equivalents and restricted cash	55,505	(4,695)	(139,126)
Cash, cash equivalents and restricted cash as of beginning of period	71,838	76,533	215,659
Cash, cash equivalents and restricted cash as of end of period	$127,343	$71,838	$76,533

Summary of cash, cash equivalents and restricted cash reported within the balance sheets:
Cash and cash equivalents	$124,014	$68,509	$73,222
Restricted cash	3,329	3,329	3,311
Total cash, cash equivalents and restricted cash	$127,343	$71,838	$76,533

Supplemental cash flow disclosures:
Cash paid for income taxes	$593	$491	$385
Cash paid for interest	$20,685	$10,847	$3,185
Cash paid for amounts included in the measurement of operating lease liabilities	$1,593	$1,347	$1,150

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$31	$159	$167
Transfer of inventories to property and equipment	$148	$119	$28
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$528	$—
Deferred offering costs included in accrued expenses	$266	$—	$750
Transfer of property and equipment to inventories	$24	$—	$199

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

Liquidity

Since inception, the Company has incurred net losses and negative cash flows from operations. For the years ended December 31, 2024, 2023, and 2022, the Company incurred net losses of $128.0 million, $172.8 million and $163.0 million, respectively, and cash outflow from operating activities of $116.3 million, $131.4 million and $145.7 million, respectively. As of December 31, 2024, the Company had an accumulated deficit of $1.1 billion.

As of December 31, 2024, the Company had a total cash, cash equivalents, restricted cash, and short-term investments balance of $162.0 million. In January 2025, the Company entered into securities purchase agreements (Securities Purchase Agreements) with various investors pursuant to which it sold 843,908 shares of its Series A Non-Voting Convertible Preferred Stock (Series A Preferred Stock) at a price of $200.00 per share in an offering (the Private Placement). Subject to the stockholder approval and beneficial ownership limitations, each share of Series A Preferred Stock will automatically convert into 250 shares of common stock for an aggregate of 210,977,000 shares of common stock. The gross proceeds from the Private Placement, before deducting placement agent fees and other offering expenses, were $168.8 million. An additional $3.9 million, for 19,432 shares of Series A Preferred Stock, will be invested by certain members of the Board of Directors and management upon shareholder approval.

In addition, in January 2025, the Company entered into a credit agreement and guaranty (the Perceptive Credit Agreement) with Perceptive Credit Holdings IV, LP, as administrative agent (Agent) and the lenders from time to time party thereto, which provided a $100 million 5-year term loan at closing and will provide an additional term loan of up to $25 million at our election, which is available for funding until July 14, 2027.

Starting January 2025, the Company is required to comply with certain covenants under the Perceptive Credit Agreement including, among others, requirements as to financial reporting, restrictions on its ability to incur additional indebtedness and to pay any dividends or other distributions on capital stock, maintenance of a minimum cash balance, and achievement of certain specified trailing twelve-month net revenue targets. If the Company fails to comply with any covenants, payments or other terms of the Perceptive Credit Agreement and such failure constitutes an event of default, such event of default would give Agent the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. Further details of obligations under the Perceptive Credit Agreement are described in Note 13.

While the Company has taken actions to reduce operating expenses and working capital to align with anticipated revenue growth including implementing restructuring plans to streamline its overall organizational structure and renegotiating commitments with suppliers to reduce inventory, management expects to continue to incur operating losses in the near term while the Company makes investments to support its anticipated growth.

Furthermore, on September 23, 2024, the Company received notice from the Listing Qualifications staff of the Nasdaq Stock Market LLC (Nasdaq) that it no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market. On December 24, 2024, Nasdaq notified the Company that it had regained compliance with the minimum bid price requirement, as its stock had maintained a closing bid price above $1.00 for 15 consecutive trading days. However, on February 24, 2025, the Company received a second notice from Nasdaq of failure to comply with the minimum bid price requirement. If the Company is unable to regain compliance with the minimum bid price requirement within the applicable compliance period or otherwise maintain compliance with other applicable Nasdaq listing rules, it may not be able to maintain the listing of its common stock on Nasdaq, which could adversely affect its ability to issue additional securities or obtain additional financing on terms acceptable to it, or at all.

Management believes that the Company’s existing cash, cash equivalents, short-term investments, cash generated from sales, and proceeds recently received from the debt financing as well as proceeds received from the sale of Series A Preferred Stock described in Note 13, will be sufficient to meet its anticipated needs for at least the next 12 months from the issuance date of the accompanying financial statements.

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

For the year ended December 31, 2024, 2023 and 2022, the Company's largest customer accounted for 16%, 13%, and 14% of revenues, respectively.

Accounts receivable are unsecured; however, the Company does assess the collectability of accounts receivable based on a number of factors, including past transaction history with, and the creditworthiness of, the customer. Accordingly, the Company is exposed to credit risk associated with accounts receivable. To reduce risk, the Company closely monitors the amounts due from its customers and assesses the financial strength of its customers through a variety of methods that include, but are not limited to, engaging directly with customer operations and leadership personnel, visiting customer locations to observe operating activities, and assessing customer longevity and reputation in the marketplace. A material default in payment or a material reduction in purchases from these or any other large customers could have a material adverse impact on the Company’s financial condition, results of operations, and liquidity. One customer accounted for 16% and 14% of accounts receivable as of December 31, 2024 and 2023.

The Company manufactures Tablo consoles, and a majority of Tablo cartridges, at its manufacturing facility in Tijuana, Mexico which it operates in collaboration with its outsourced business administration service provider, TACNA. The Company is subject to a number of risks associated with operating its Mexico-based manufacturing facility, and many of these risks may heighten to the extent the Company continues to ramp its cartridge manufacturing capabilities and increase its dependence on the Mexico-based manufacturing operations. The Company may experience strikes, work stoppages, work slowdowns, high personnel turnover, grievances, complaints, claims of unfair labor practices, other collective bargaining disputes or other labor disputes at its facility. The manufacturing operations at the facility may also suffer disruptions from global or regional public health crises such as the COVID-19 pandemic, natural disasters, cyber security attacks, vandalism, terrorism or other political hostilities. Any such occurrences could negatively impact the Company’s ability to produce Tablo consoles and cartridges. The Company is also subject to a variety of foreign laws and regulations, including trade (and potential tariff) and labor restrictions and laws relating to importation, exportation and taxation of goods, and U.S. laws and regulations relating to foreign operations. In addition, because certain of its Mexico-based manufacturing operations incur costs that are denominated in MXN, the Company is exposed to additional risk of currency fluctuations between USD and MXN, which could increase its product and labor costs, thus reducing its gross profit. To date, foreign currency transaction gains and losses have not been material to the Company’s financial statements.

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

Credit Losses

Accounts receivable. Accounts receivable are recorded at invoice value, net of any allowance for credit losses. The allowance for credit losses is based on the Company’s assessment of its best estimate of the amount of receivables that will not be collected over the estimated life of the assets. The allowance is calculated by considering previous loss history, delinquency of receivables balances, current and anticipated future economic conditions that may affect a customer’s ability to pay. To the extent an individual customer's credit quality deteriorates, the Company measures an allowance based on the risk characteristics of the individual customer. Once a receivable is deemed to be uncollectible, such balance is charged against the allowance. The allowance is calculated at each reporting period with changes recorded to general and administrative expense in the statements of operations.

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

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no such impairment losses as of December 31, 2024 and 2023.

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

Advertising Costs

Advertising costs are expensed as incurred. The advertising costs for years ended December 31, 2024, 2023, and 2022 were not significant.

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

Employee Benefit Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their eligible compensation on a pre- or post-tax basis. The Company is authorized to make matching contributions but did not make such contributions for the year ended December 31, 2021. Effective January 1, 2022, the Company began to match 100% of each employee’s contributions up to a maximum matching contribution equal to 2% of such employee’s eligible compensation, subject to the terms and limitations of the 401(k) plan and applicable law. The Company's matching contributions were $1.5 million, $1.7 million and $1.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Segment

The Company generates revenue primarily from the sale of its products and services. Product revenue consists primarily of sales of Tablo consoles and related consumables, including Tablo cartridges and accessories. Service and other revenue consists primarily of revenue generated from service agreements and other revenue from shipping and handling charged to customers. Tablo is a single enterprise solution that can be utilized in both the acute and home care settings. The Company derives revenue primarily in the United States and operates a manufacturing facility in Mexico. As the Company manages its business activities on a consolidated basis, the Company has one reportable segment. The Company’s chief operating decision maker (CODM), its Chief Executive Officer, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance.

Recently Adopted Accounting Pronouncement

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 as of January 1, 2024. The adoption did not have a material impact on the Company's financial statements.

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

In March 2024, the SEC adopted rules intended to enhance and standardize climate-related disclosures in registration statements and annual reports. The new rules will require disclosure of material climate-related risks, including the material impacts of these risks to the Company, the quantification of material impacts to the Company as a result of severe weather events and other natural conditions and Board of Directors' oversight and risk management activities. The new rules follow a compliance phase-in timeline based on a company's filing status. Large accelerated filers and accelerated filers (other than smaller reporting companies) are required to first incorporate such disclosures for fiscal years 2025 and 2026, respectively, followed by greenhouse gas-related disclosures, if material, for fiscal years 2026 and 2027, respectively. If we remain a smaller reporting company, we would first be required to incorporate such disclosures for fiscal year 2027 and would not be required to report greenhouse gas emissions data. In April 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. The Company is currently evaluating the impact of these new rules on its financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires additional disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation and depreciation. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting the standard on its financial statements and related disclosures.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

Revenue by source consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Consoles	$29,832	$61,331	$64,590
Consumables	51,145	42,206	28,798
Total product revenue	80,977	103,537	93,388
Service and other revenue	32,712	26,839	21,987
Total revenue	$113,689	$130,376	$115,375

For the years ended December 31, 2024, 2023 and 2022, $0.2 million, $0.3 million and $2.0 million, respectively, of consoles revenue were from console operating lease arrangements.

Remaining Performance Obligations and Contract Liabilities

As of December 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to service agreements that are unsatisfied or partially unsatisfied was $13.6 million, which is recorded as deferred revenue on the Company’s balance sheet. Of that amount, $12.8 million will be recognized as revenue during the year ended December 31, 2025 and $0.8 million thereafter.

The contract liabilities consist of deferred revenue which represents payments received in advance of revenue recognition. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $11.6 million, $8.7 million and $6.3 million, respectively, of previously deferred revenue.

4. Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		December 31, 2024
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$110,979	$—	$—	$110,979
Short-term investments:
Corporate debt	Level 2	34,628	43	(1)	34,671
Total cash equivalents and short-term investments		$145,607	$43	$(1)	$145,650

		December 31, 2023
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$44,883	$—	$—	$44,883
Short-term investments:
U.S. Treasury securities	Level 1	53,790	58	(32)	53,816
U.S. government-sponsored enterprises debt securities	Level 2	29,645	24	(38)	29,631
Corporate debt	Level 2	33,214	56	—	33,270
Commercial paper	Level 2	18,097	5	(4)	18,098
Total cash equivalents and short-term investments		$179,629	$143	$(74)	$179,698

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

The following tables present the breakdown of the available-for-sale debt securities with unrealized losses as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt	$2,994	$(1)	$—	$—	$2,994	$(1)
Total	$2,994	$(1)	$—	$—	$2,994	$(1)

	December 31, 2023
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$8,416	$(16)	$17,925	$(16)	$26,341	$(32)

U.S. government-sponsored enterprises debt securities	18,757	(22)	8,488	(16)	27,245	(38)
Corporate debt	11,291	(4)	—	—	11,291	(4)
Total	$38,464	$(42)	$26,413	$(32)	$64,877	$(74)

The unrealized losses on the Company’s available-for-sale debt securities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. As of December 31, 2024, the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Additional factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security. For the years ended December 31, 2024 and 2023, the Company did not recognize credit loss related to available-for-sales debt securities.

As of December 31, 2024, the remaining contractual maturities for short-term investments were as follows (in thousands):

Aggregate Fair Value
Due within one year	$33,352
After one but within five years	1,319
Total	$34,671

The estimated fair value of the term loans as of December 31, 2024 and 2023 was $212.1 million and $141.3 million, respectively. The fair value of term loans is based on quoted market prices for the same or similar issues or on the current rates offered for loan of similar maturities.

5. Balance Sheet Components

Restricted Cash

As of December 31, 2024 and 2023, the restricted cash balance of $3.3 million was related to collateral for the Company's building leases in San Jose, CA and Tijuana, Mexico (see Note 6).

Accounts Receivable

The following table presents the activity in the Company’s allowance for credit losses (in thousands):

Balance as of December 31, 2023	$203
Increase in allowance	2,381
Write-offs	(7)
Balance as of December 31, 2024	$2,577

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$25,703	$18,706
Work in process	9,973	8,728
Finished goods	23,711	21,781
Total inventories	$59,387	$49,215

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Tablos under operating leases	$238	$522
Computers and software	4,783	5,148
Furniture and fixtures	1,910	1,983
Machinery and equipment	11,905	11,602
Leasehold improvements	9,685	9,621
Construction in progress	637	769
Total property and equipment	$29,158	$29,645
Less: accumulated depreciation and amortization	(21,025)	(16,372)
Property and equipment, net	$8,133	$13,273

Total depreciation and amortization expense for the years ended December 31, 2024, 2023 and 2022, was $5.7 million, $5.8 million, and $5.2 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Inventory	$2,079	$3,395
Research and development expenses	219	1,050
Professional services	1,084	1,153
Customer rebates	1,733	2,100
Other	3,090	5,761
Total accrued expenses and other current liabilities	$8,205	$13,459

Accrued Warranty Liability

The change in accrued warranty liability is presented in the following table (in thousands):

	December 31,
	2024	2023
Balance as of December 31, 2023	$3,712	$3,620
Additions charged to cost of product revenue	1,908	5,172
Consumption	(3,682)	(5,080)
Balance as of December 31, 2024	$1,938	$3,712

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

The components of lease costs were as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Operating lease costs	$1,892	$1,837	$1,759
Variable lease costs	351	435	329
Short-term lease costs	115	94	170
Total lease costs	$2,358	$2,366	$2,258

The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	2.4	3.4
Weighted-average discount rate	8.8%	8.8%

The maturity of the Company’s operating lease liabilities as of December 31, 2024 were as follows (in thousands):

Years Ending December 31:
2025	$2,107
2026	1,952
2027	848
2028	53
Total lease payments	4,960
Less: imputed interest	(477)
Present value of operating lease liabilities	$4,483
Operating lease liabilities, current	$1,799
Operating lease liabilities, noncurrent	$2,684

Purchase Commitments

The Company's commitments as of December 31, 2024 were $32.8 million relating to the Company’s open purchase orders and contractual obligations that occur in the ordinary course of business, including commitments with contract manufacturers and suppliers for which the Company has not received the goods or services, commitments for capital expenditures, consulting activities for which the Company has not received the services, and subscription of software services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel within a reasonable period, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or performance of services.

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

On November 29, 2024, an Outset stockholder purporting to act on behalf of the Company filed an action in the U.S. District Court for the Northern District of California against current and former members of Outset’s Board of Directors and certain of its officers (“Derivative Defendants”), alleging that the Derivative Defendants breached their fiduciary duties to the Company in connection with the same alleged events and alleged materially false and misleading statements asserted in the class actions described above. The complaint also alleges, in connection with those alleged events, a series of claims for unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The complaint seeks unspecified monetary damages and other relief.

The cases are at a very early stage and the Company cannot currently estimate the loss or the range of possible losses it may experience in connection with this litigation.

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

7. Term Loans

Term loans consist of the following (in thousands):

	December 31,
	2024	2023
Principal of term loans	$200,000	$133,476
Unamortized debt discount	(2,625)	(3,363)
Term loans, noncurrent	$197,375	$130,113

SLR Credit Facilities

On November 3, 2022 (the SLR Closing Date), the Company entered into two senior secured credit facilities, which collectively provide for borrowings of up to $300.0 million as follows: (i) up to a $250.0 million term loan facility pursuant to a loan and security agreement (the SLR Loan Agreement) among SLR Investment Corp., as collateral agent (SLR Agent), the lenders from time to time party thereto (the Term Loan Lenders) and the Company (the SLR Term Loan Facility), and (ii) up to a $50.0 million asset-based revolving credit facility pursuant to a credit agreement (the SLR Revolving Credit Agreement, together with the SLR Loan Agreement, the SLR Credit Facility Agreements) among Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL, as lender (ABL Lender), and the Company (the SLR Revolver, together with the SLR Term Loan Facility, the SLR Credit Facilities).

The maximum amount the Company is permitted to borrow under the SLR Credit Facilities is subject to certain overall borrowing limitations that are tied to achieving certain specified revenue milestones and limit the maximum principal amount outstanding under the SLR Credit Facilities. As of December 31, 2024, the Company borrowed an aggregate principal amount of $200.0 million under the SLR Term Loan Facility, the full amount available under the borrowing limitations.

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

Any principal amount outstanding under the Term Loans will accrue interest at a rate per annum equal to one-month term Secured Overnight Financing Rate (SOFR) (subject to a 2.75% floor), plus 5.15% (9.67% as of December 31, 2024), payable monthly in arrears. The Company is permitted to make interest-only payments on the Term Loans through November 30, 2026. Any principal amounts outstanding under the Term Loans, if not repaid sooner, are due and payable on November 1, 2027 (the SLR Maturity Date). The Company is obligated to pay SLR Agent (i) a non-refundable facility fee in the amount of $750,000 in respect of the Term A Loan, (ii) a non-refundable facility fees in the aggregate amount of $750,000 in respect of the Term B-1 and B-2 Loans and (iii) a non-refundable facility fee in the amount of $375,000 in respect of the Term C Loan, to be due and payable upon the earliest to occur of (a) the funding of the first Term C Loan, (b) one day prior to the SLR Maturity Date and (c) the prepayment of the Term Loans. In addition, the Company is obligated to pay a final fee equal to 4.75% of the aggregate amount of the Term Loans funded, such final fee to be due and payable upon the earliest to occur of (i) the SLR Maturity Date, (ii) the acceleration of the Term Loans and (iii) the prepayment of the Term Loans. The Company may voluntarily prepay the outstanding Term Loans, subject to a prepayment premium of (i) 3.0% of the principal amount of the Term Loan, if prepaid prior to or on the first anniversary of the SLR Closing Date, (ii) 2.0% of the principal amount of the Term Loan, if prepaid after the first anniversary of the SLR Closing Date through and including the second anniversary of the SLR Closing Date, or (iii) 1.0% of the principal amount of the Term Loan if prepaid after the second anniversary of the SLR Closing Date and prior to the SLR Maturity Date.

SLR Revolver

The SLR Revolving Credit Agreement provides for an asset-based revolving credit facility with aggregate revolving commitments of $25.0 million (the Initial Revolver Commitment). The Company may request to increase the aggregate revolving commitments by $25.0 million (the Additional Tranche) to an aggregate amount of $50.0 million, subject to ABL Lender’s approval. Amounts available to be drawn under the SLR Revolver are equal to the lesser of (i) outstanding revolving commitments under the SLR Revolving Credit Agreement and (ii) a borrowing base (the Borrowing Base) equal to the sum of (a) 85% of eligible accounts receivable, plus (b) 25% of eligible inventory (not to exceed the lesser of 50% of the Borrowing Base and $5.0 million), minus (c) customary reserves, minus (d) unposted cash. As a result of the overall borrowing limitations set forth in the SLR Credit Facilities, amounts under the SLR Revolver are not currently available. As of December 31, 2024, the Company has not requested or received ABL Lender’s approval of the Additional Tranche.

Any principal amount outstanding under the SLR Revolver will accrue interest at a rate per annum equal to one-month term SOFR (subject to a 2.75% floor), plus 3.20%, payable monthly in arrears. Interest on any borrowing is payable monthly. The Company is obligated to pay Lender (i) a non-refundable facility fee in the amount of $187,500 in respect of the Initial Revolver Commitment, (ii) a non-refundable facility fee in the amount of $187,500 in respect of the Additional Tranche, to be due and payable upon activation of the Additional Tranche, (iii) a commitment fee of 0.50% per annum of the average daily unused portion of the then commitment amount, payable monthly and (iv) a collateral monitoring fee of 0.10% per month of the average daily Borrowing Base during the prior month, payable monthly. The Company may terminate the SLR Revolver at any time, subject to a termination fee of (i) 2.0% of the aggregate revolving commitments then in effect, if terminated prior to or on the first anniversary of the Closing Date, (ii) 1.0% of the aggregate revolving commitments then in effect, if terminated after the first anniversary of the SLR Closing Date through and including the second anniversary of the SLR Closing Date, or (iii) 0.5% of the aggregate revolving commitments then in effect, if terminated after the second anniversary of the SLR Closing Date through and including the third anniversary of the SLR Closing Date. Such termination fee is waived if the SLR Revolver is terminated after the third anniversary of the SLR Closing Date and prior to the SLR Maturity Date.

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

The SLR Revolver would have expired on November 1, 2027.

Other Terms of the SLR Credit Facilities

As security for its obligations under the SLR Credit Facilities, the Company granted SLR Agent, for the benefit of the Term Loan Lenders, and ABL Lender a security interest in substantially all of the assets of the Company, including the Company’s intellectual property, subject to certain exceptions.

The SLR Credit Facility Agreements contain customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property or to pay any dividends or other distributions on capital stock. The agreements also include a financial covenant that, beginning with the fiscal quarter ended December 31, 2023, the Company must either (i) maintain certain levels of cash and cash equivalents in accounts subject to control agreements in favor of SLR Agent and ABL Lender of at least 50% of the sum of (a) the outstanding obligations under the Term Loans (as defined below) and (b) the amount of the Company’s accounts payable that have not been paid within 120 days from the invoice date thereof or (ii) generate net product and product related revenue in excess of specified amounts and maintain gross profit margins in excess of specified percentages, in each case, for applicable measuring periods.

In addition, the SLR Credit Facility Agreements contain customary events of default that entitle SLR Agent, under the SLR Loan Agreement, and ABL Lender, under the SLR Revolving Credit Agreement, to cause the Company’s indebtedness under the SLR Loan Agreement or SLR Revolving Credit Agreement, as applicable, to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the obligations owed under the applicable SLR Credit Facility Agreement. Under the SLR Credit Facility Agreements, an event of default will occur if, among other things, the Company fails to make payments under either SLR Credit Facility Agreement, the Company breaches covenants under either SLR Credit Facility Agreement, subject to specified cure periods with respect to certain breaches, the SLR Agent or ABL Lender, as applicable, determine that a material adverse change has occurred under the SLR Loan Agreement or SLR Revolving Credit Agreement, as applicable, or the Company or its assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4.0% per annum will apply to all obligations owed under the SLR Credit Facility Agreements.

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

The annual principal annual payments, excluding interest payments and the final fee, due on the term loans as of December 31, 2024 were as follows (in thousands):

Years Ending December 31:
2025	$—
2026	16,667
2027	183,333
Total principal payments	200,000
Less: unamortized debt discount	(2,625)
Total term loans, net of debt discount	$197,375

As of December 31, 2024, $200.0 million was outstanding under the SLR Term Loan Facility and no amounts were outstanding under the SLR Revolver. On January 3, 2025, we terminated the SLR Credit Facility Agreements and repaid in full all amounts due under its two existing senior secured credit facilities with (i) SLR Investment Corp. and (ii) ABL lender including the final payment of $7.5 million and termination fee of $0.1 million, using the proceeds from the Perceptive Credit Agreement, together with cash on hand. See Note 13 for more details.

8. Stock-Based Compensation

Equity Incentive Plan

In 2019, the Company terminated the 2010 Stock Incentive Plan (the 2010 Plan) and adopted the 2019 Equity Incentive Plan (the 2019 Plan, and together with 2010 Plan, the Prior Plans) for the purpose of providing incentive and non-statutory stock options to employees, directors and certain non-employees.

In 2020, the Company adopted the 2020 Equity Incentive Plan (the 2020 Plan, and together with the Prior Plans, the Plans), which became effective in connection with the IPO. As a result, the Company may not grant any additional awards under the Prior Plans. The Prior Plans will continue to govern outstanding equity awards previously granted thereunder. The Company initially reserved 3,665,000 shares of common stock for the issuance of awards under the 2020 Plan. In addition, the number of shares of common stock available under the 2020 Plan automatically increases on the first day of each fiscal year until (and including) the fiscal year ending December 31, 2030, with such annual increase equal to an amount equal to the lesser of (i) 4% of the number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year, and (ii) an amount determined by the Company’s board of directors. As of December 31, 2024, 3,498,000 shares were reserved for future issuance under the 2020 Plan.

Options under the 2020 Plan have a contractual term of 10 years. The exercise price of an option shall not be less than 100% of the fair market value of the shares on the date of grant.

Stock Options

Subsequent to the first quarter of 2022, the Company no longer grants stock options. Service-based options previously granted to a grantee generally vest at a rate of 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. A summary of the Company’s stock option activity under the Plans is set forth below (in thousands, except exercise price and remaining contractual life data):

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Terms (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	1,935	$15.58
Granted	—	—
Exercised	(72)	$1.17
Forfeited and expired	(478)	$24.42
Outstanding as of December 31, 2024	1,385	$13.26	4.43	$—
Exercisable as of December 31, 2024	1,360	$12.62	4.40	$—

The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $0.2 million, $9.9 million and $22.2 million, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The total fair value of options that vested during the years ended December 31, 2024, 2023 and 2022 was $2.1 million, $3.6 million and $6.1 million, respectively. As of December 31, 2024, the total unrecognized stock-based compensation expense related to the stock options was $0.5 million, which will be recognized over a weighted-average period of 0.50 years.

Restricted Stock

The Company issues RSUs and PSUs, both of which are considered restricted stock. The Company grants restricted stock pursuant to the 2020 Plan and satisfies such grants through the issuance of new shares. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company's common stock.

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

Restricted stock activity was as follows (in thousands, except per share amounts):

	Restricted Stock Units	Performance Stock Units	Weighted-Average Grant Date Fair Value Per Share
	(RSU)	(PSU)	RSU	PSU
Outstanding as of December 31, 2023	2,594	432	$21.54	$22.50
Granted	4,238	4,809	$3.16	$1.09
Released	(1,516)	(56)	$18.91	$25.63
Forfeited	(1,879)	(3,728)	$9.41	$0.80
Outstanding as of December 31, 2024	3,437	1,457	$6.26	$7.58

The total grant date fair value of restricted stock vested for the years ended December 31, 2024, 2023 and 2022 were $27.2 million, $24.9 million, and $9.9 million, respectively. As of December 31, 2024, the total unrecognized stock-based compensation expense related to the restricted stock was $16.7 million, which will be recognized over a weighted-average period of 2.48 years.

Employees Stock Purchase Plan (ESPP)

In 2020, the Company adopted the ESPP. The Company initially reserved 687,000 shares of common stock for purchase under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP increases automatically on the first day of each fiscal year until (and including) the fiscal year ending December 31, 2030, with such annual increase equal to the lesser of (i) 687,000 shares, (ii) 1% of the number of common stock issued and outstanding on December 31 of the immediately preceding fiscal year, and (iii) an amount determined by the Company’s board of directors. As of December 31, 2024, 667,000 shares of common stock were reserved for issuance in connection with the current and future offering periods under the ESPP.

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

The grant date fair value and assumptions used in estimating the fair value of the stock purchase rights under the ESPP were as follows:

	Years Ended December 31,
	2024	2023	2022
Expected term (in years)	0.49 – 2.00	0.49 – 2.00	0.49 – 2.00
Expected volatility	81.7% – 215.2%	53.3% – 61.6%	41.1% – 58.0%
Risk-free interest rate	3.84% – 5.2%	4.81% – 5.4%	0.6% – 3.48%
Dividend yield	0%	0%	0%
Grant Date Fair Value	$0.15–$2.11	$3.25 – $8.27	$4.89–$16.23

As of December 31, 2024, the total unrecognized stock-based compensation expense related to the ESPP was $1.7 million, which will be recognized over a weighted-average period of 0.80 years.

Stock-based Compensation Expense

The following table sets forth stock-based compensation expense included in the statements of operations (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cost of revenue	$1,372	$1,805	$701
Research and development	7,291	10,538	6,845
Sales and marketing	6,122	12,419	10,269
General and administrative	14,571	13,872	9,388
Total stock-based compensation expense	$29,356	$38,634	$27,203

9. Income Taxes

Loss before provision for income taxes were as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	2022
Domestic	$(116,693)	$(158,095)	$(153,226)
Foreign	(10,792)	(14,179)	(9,435)
Loss before provision for income taxes	$(127,485)	$(172,274)	$(162,661)

The provision for income taxes were $0.5 million, $0.5 million and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, which primarily related to foreign income taxes in Mexico. The Company has incurred net operating losses for all periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The effective tax rate differs from the federal statutory income tax rate applied to the loss before provision for income taxes and tax due to the following:

	Years Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes	1.1	3.2	4.2
Change in valuation allowance	(17.3)	(22.0)	(26.1)
Federal and state tax credits	1.4	1.3	1.4
Stock-based compensation expense	(5.3)	(2.0)	1.2
Non-deductible permanent expenses	(0.5)	(0.7)	(0.2)
Effect of deferred tax adjustment	(0.1)	—	0.2
Non-deductible compensation	(0.7)	(1.0)	(1.9)
Effective income tax rate	(0.4)%	(0.2)%	(0.2)%

Deferred tax assets and liabilities

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities were as follows as of the dates indicated (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$180,588	$161,189
Tax credits	18,163	16,343
Accrual and reserves	3,137	4,907
Tangible and intangible assets	3,534	2,894
Stock-based compensation expense	2,333	4,596
Capitalized research costs	29,014	29,663
Other deferred tax asset	8,386	3,812
Gross deferred tax assets	245,155	223,404
Valuation allowance	(244,165)	(222,061)
Net deferred tax assets	$990	$1,343

	December 31,
	2024	2023
Deferred tax liabilities:
Right-of-use assets	$(990)	$(1,343)
Gross deferred tax liabilities	$(990)	$(1,343)

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. A valuation allowance is provided when it is not more likely than not that some portion of the deferred tax assets will be realized. Management believes that, based on a number of factors, it is more likely than not that the U.S. federal and state net deferred tax assets will not be fully realized, thus a full valuation allowance has been recorded as of December 31, 2024 and 2023. The change in the valuation allowance during the years ended December 31, 2024, 2023 and 2022 was an increase of $22.1 million, $37.8 million, and $42.6 million, respectively.

Starting in 2022, changes to Internal Revenue Code Section 174 made by the Tax Cuts and Jobs Act of 2017 (the TCJA) no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. As a result, the Company capitalized such costs in its 2024, 2023 and 2022 income tax provisions, resulting in an increase in deferred tax assets.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2024, the Company had a net operating loss carryforward for U.S. federal income tax purposes of $729.4 million. Federal net operating losses of $601.6 million incurred after 2017 do not expire but usage is limited to 80% of taxable income. The remaining $127.8 million of federal net operating loss carryforward will begin to expire in 2025 and continue to expire through 2037. The Company had a total U.S. state net operating loss carryforward of $408.8 million. State net operating losses of $118.5 million do not expire. The remaining state net operating loss carryforward of $290.3 million will begin to expire in 2025 and continue to expire through 2044.

As of December 31, 2024, the Company had federal research and development credits of $12.3 million, which will begin to expire in 2030 and state research and development credits of $8.4 million which are not currently subject to expiration. Utilization of the operating loss and tax credits may be subject to annual limitation due to the ownership change limitations provided by the Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss and tax credit carryforwards before utilization.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be significantly reduced. The Company’s deferred tax asset and related valuation allowance would be reduced, as a result. The Company has not performed a Section 382 study to determine the amount of reduction, if any. Unrecognized tax benefits as of December 31, 2024 have been recorded as an offset to federal and state research and development credit carryforwards.

Unrecognized Tax Benefits

A reconciliation of the total unrecognized tax benefits for the periods presented was as follows (in thousands):

	December 31,
	2024	2023
Balance, beginning of year	$3,781	$3,027
Increase related to prior years positions	—	—
Decrease related to current year positions	—	—
Increase related to current year positions	642	754
Balance, end of year	$4,423	$3,781

The Company does not have any material accrued interest or penalties associated with unrecognized tax benefits. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

The Company files income tax returns in the United States, various U.S. states and Mexico. The Company is not under examination by income tax authorities in federal, other states, or other jurisdictions. All tax returns remain open for examination by federal, state, and foreign authorities for three, four, and five years, respectively, from the date of utilization of any net operating loss or credits.

10. Net Loss per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Years Ended December 31,
	2024	2023	2022
Stock options to purchase common stock	1,385	1,935	2,602
Restricted stock units	3,437	2,593	1,593
Performance stock units	264	197	47
Shares committed under ESPP	674	318	90
Warrant to purchase common stock	63	63	63
Total	5,823	5,106	4,395

11. Segment and Geographic Information

The accounting policies of the Company's reportable segment are the same as those described in the summary of significant accounting policies. The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s net loss, as reported on the accompanying statements of operations. Net income is used to monitor budget versus actual results.

There are no intra-entity sales or transfers. All expense categories on the accompanying statements of operations are significant and there are no other expense categories regularly provided to the CODM beyond those disclosed in the accompanying statements of operations. The CODM manages the business using expense information as well as regularly provided budgeted or forecasted expense information for the single operating segment. The measure of segment assets is reported on the balance sheets as total consolidated assets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents, restricted cash, and short-term investments.

The Company operates a manufacturing facility in Mexico. The Company's long-lived tangible assets, net, as well as the Company's operating lease right-of-use assets recognized on the balance sheets, located in Mexico were $6.4 million as of December 31, 2024.

12. Workforce Reduction

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

In connection with steps the Company is taking to help optimize its commercial organization, and to help improve operational efficiencies and reduce operating expenses to align with anticipated revenue growth, in the third quarter of 2024, the Company completed an additional restructuring plan primarily impacting its commercial organization. The Company incurred restructuring charges of $1.4 million in the third quarter of 2024 for employee severance and other termination benefits associated with this restructuring.

In January 2025, the Company implemented another restructuring plan and, as a result, estimated and recognized restructuring charges of $1.5 million as of December 31, 2024 for employee severance and other termination benefits. Restructuring accruals are based upon management estimates at the time and are subject to change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.

The following table sets forth severance and related benefits charges included in the statements of operations (in thousands):

	Years Ended December 31,
	2024	2023
Cost of revenue	$579	$129
Research and development	2,107	739
Sales and marketing	2,149	1,294
General and administrative	720	370
Total	$5,555	$2,532

For the year ended December 31, 2024, changes in liabilities resulting from the restructuring accruals, which were recorded in accrued compensation and related benefits on the balance sheet, were as follows (in thousands):

Balance as of December 31, 2023	$854
Charges	5,555
Payments and other adjustments	(4,908)
Balance as of December 31, 2024	$1,501

13. Subsequent Event

Private Placement

On January 3, 2025, the Company entered into the Securities Purchase Agreements with various investors, including certain members of the Company’s Board of Directors and management (the Investors) for the issuance and sale by the Company of an aggregate of 863,340 shares of Series A Preferred Stock, par value $0.001 per share, at a purchase price of $200.00 per share in the Private Placement. Pursuant to the Certificate of Designation that was filed with the Delaware Secretary of State on January 7, 2025 (the Certificate of Designation), each share of Series A Preferred Stock will convert into common stock at the conversion price of $0.80 per share, subject to approval of such conversion being received at the Company’s special meeting of stockholders to be held on March 5, 2025, and other terms and limitations contained in the Certificate of Designation. The Securities Purchase Agreements include customary representations, warranties and covenants by the parties to the agreements.

The sale of 843,908 shares of Series A Preferred Stock to institutional investors closed on January 8, 2025, with gross proceeds, before deducting placement agent fees and other offering expenses, of $168.8 million. An additional $3.9 million, for 19,432 shares of Series A Preferred Stock, will be invested by certain members of the Company’s Board of Directors and management, subject to approval of such issuance being received at the Company’s special meeting of stockholders. The Company expects to use the net proceeds from the Private Placement for general corporate purposes.

Registration Rights Agreement

In connection with the Private Placement, the Company also entered into a Registration Rights Agreement, dated January 3, 2025 (the Registration Rights Agreement), with the Investors, which provides that the Company will register the resale of the shares of common stock issuable upon conversion of the Series A Preferred Stock. The Company is required to prepare and file an initial registration statement with the SEC as soon as reasonably practicable, but in no event later than 60 days after the closing of the Private Placement, and to use best efforts to have the registration statement declared effective within 50 days after the filing of the initial registration statement with the SEC, subject to the approval of the conversion of the Series A Preferred Stock being received at the Company’s special meeting of stockholders. The Registration Rights Agreement also contains customary provisions including, among other things, provisions relating to indemnification and expenses.

From the date that is six months following the date of the first issuance of the Series A Preferred Stock (the Six Month Date) until receipt of stockholder approval of the conversion of the Series A Preferred Stock into shares of common stock in accordance with Nasdaq Stock Market Rules (the Conversion Proposal), dividends will accrue, on all issued and outstanding shares of Series A Preferred Stock, at an annual rate of eight percent (8%) compounded annually on the original per share price of $200.00 (plus any such accreted compounded amounts); provided that such annual dividend rate shall increase by two percent (2%) on each one year anniversary of the Six Month Date if the stockholder approval of the Conversion Proposal is not obtained by such time (collectively, the Accruing Dividends). Such Accruing Dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such Accruing Dividends, other than as expressly provided in the Certificate of Designations.

Perceptive Credit Agreement

On January 3, 2025, the Company entered into a senior secured credit facility for borrowings up to an aggregate principal amount of $125.0 million pursuant to the Perceptive Credit Agreement among Perceptive Credit Holdings IV, LP, as administrative agent (Agent), the lenders from time to time party thereto and the Company. Pursuant to the terms and conditions of the Perceptive Credit Agreement, the lenders agreed to extend term loans to the Company in an aggregate principal amount of up to $125.0 million, comprised of (i) a term loan of $100.0 million (the Initial Term Loan), which was funded on January 8, 2025 (the Closing Date), and (ii) a delayed draw term loan of up to $25.0 million (the Delayed Draw Loan). The Initial Term Loan and the Delayed Draw Loan are referred to collectively as the Loans. The Delayed Draw Loan is available for funding until July 14, 2027, subject to the achievement of a specific revenue milestone and other customary conditions.

On the Closing Date, the Company borrowed the initial term loan in the principal amount of $100.0 million, and used the proceeds of such loan, together with cash on hand, to repay in full the $200.0 million due under its two existing senior secured credit facilities with (i) SLR Investment Corp. and (ii) ABL Lender. After repayment in full, the SLR Credit Facilities were terminated as of the Closing Date.

The principal amount outstanding under the Loans will accrue interest at a rate per annum equal to (i) the greater of (a) one-month term SOFR or (b) 4.00% per annum, plus (ii) an applicable margin of 8.00%, payable monthly in arrears. During the first two years after the Closing Date, a portion of the accrued interest equal to 1.50% per annum will be paid in kind and added to the principal amount of the Loans on each monthly interest payment date. The outstanding principal amount of the Loans will be due and payable on the five year anniversary of the Closing Date (the Maturity Date).

The Company paid the lenders a non-refundable closing fee in the amount of $1.0 million in respect of the Initial Term Loan on the Closing Date. The Company is obligated to pay the lenders a non-refundable closing fee in the amount of $250,000 in respect of the Delayed Draw Loan, to be due and payable upon the funding of the Delayed Draw Loan.

The Company may voluntarily prepay the outstanding Loans, subject to a prepayment premium of (i) 10.0% of the principal amount of the prepaid Loans, if prepaid prior to or on the first anniversary of the Closing Date, (ii) 8.0% of the principal amount of the prepaid Loans, if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, (iii) 4.0% of the principal amount of the prepaid Loans, if prepaid after the second anniversary of the Closing Date through and including the third anniversary of the Closing Date, (iv) 2.0% of the principal amount of the prepaid Loans, if prepaid after the third anniversary of the Closing Date through and including the fourth anniversary of the Closing Date, and (v) 0.00% of the principal amount of the prepaid Loans, if prepaid after the fourth anniversary of the Closing Date.

The Perceptive Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on the Company’s ability to dispose of its business or property, to change its line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on its property or to pay any dividends or other distributions on capital stock, in each case with certain exceptions. The Company has also agreed to certain financial covenants that require the Company to (i) maintain a minimum cash balance of at least $10.0 million in accounts subject to control agreements in favor of Agent, and (ii) achieve certain trailing twelve-month net revenue targets as set forth in the Perceptive Credit Agreement.

In addition, the Perceptive Credit Agreement contains customary events of default that entitle the Agent to cause the Company’s indebtedness under the Perceptive Credit Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the obligations owed under the Perceptive Credit Agreement. Under the Perceptive Credit Agreement, an event of default will occur if, among other things, the Company fails to make payments under the Perceptive Credit Agreement, the Company breaches certain covenants under the Perceptive Credit Agreement, subject to specified cure periods with respect to certain breaches, a material adverse change or a material regulatory event has occurred under the Perceptive Credit Agreement, or the Company or its assets become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4.0% per annum will apply to all obligations owed under the Perceptive Credit Agreement.

Warrant

On the Closing Date, the Company issued to Perceptive Credit Holdings IV, LP as the initial lender a warrant to purchase 5,625,000 of shares of the Company’s Common Stock (the Closing Date Warrant), at an exercise price equal to $0.80. If the Company draws the Delayed Draw Loan, the Company is required to issue additional warrant(s) to the lenders to purchase 1,406,250 of shares of the Company’s Common Stock (the Delayed Draw Warrant), at an exercise price equal to the average closing price of the Company’s Common Stock for the 5 trading days immediately preceding the issuance date of the Delayed Draw Warrant. Both the Closing Date Warrant and the Delayed Draw Warrant, if issued, are exercisable during the seven years after the date of issuance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by an independent registered public accounting firm, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

We have adopted an insider trading policy which sets forth policies and procedures that govern the purchase, sale and other disposition of our securities by directors, officers and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

The remaining information required by this Item 10 is incorporated by reference from the sections entitled “Board and Corporate Governance Matters,” “Audit Matters” and “Delinquent Section 16(a) Reports” to be included in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2025 Annual Meeting of Stockholders within 120 days of our fiscal year ended December 31, 2024 (the Proxy Statement).

Item 11. Executive Compensation.

The information required by this Item 11 will be set forth in the sections entitled “Director Compensation,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” to be included in the Proxy Statement and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Form of Amended and Restated Certificate of Incorporation of Outset Medical, Inc.	S-1/A	333-248225	3.1	September 9, 2020
3.2	Form of Amended and Restated Bylaws of Outset Medical, Inc.	S-1/A	333-248225	3.2	September 9, 2020
3.3	Amendment No. 1 To Amended and Restated Bylaws of Outset Medical, Inc., dated January 23, 2025	8-K	001-39513	3.1	January 24, 2025
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-39513	3.1	January 8, 2025
4.1	Form of Common Stock Certificate	S-1/A	333-248225	4.1	September 9, 2020
4.2	Amended and Restated Registration Rights Agreement	S-1	333-248225	4.2	August 21, 2020
4.3	Form of Series A Warrant Agreement #1	S-1	333-248225	4.3	August 21, 2020
4.4	Form of Series A Warrant Agreement #2	S-1	333-248225	4.4	August 21, 2020
4.5	Description of Outset Medical, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	001-39513	4.5	March 22, 2021
4.6	Warrant Certificate, dated January 8, 2025, issued by Outset Medical, Inc. to Perceptive Credit Holdings IV, LP	8-K	001-39513	4.1	January 8, 2025
10.1†	Form of Indemnification Agreement	S-1/A	333-248225	10.1	September 9, 2020
10.2†	Outset Medical, Inc. 2010 Equity Incentive Plan and related form agreements	S-1	333-248225	10.2	August 21, 2020
10.3†	Outset Medical, Inc. 2019 Equity Incentive Plan and related form agreements	S-1	333-248225	10.3	August 21, 2020
10.4†	Outset Medical, Inc. 2020 Equity Incentive Plan, as amended and restated	10-K	001-39513	10.4	February 21, 2024
10.5†	Form of Stock Option Grant Notice and Option Agreement for Outset Medical, Inc. 2020 Equity Incentive Plan	10-K	001-39513	10.5	March 22, 2021
10.6†	Form of Restricted Stock Unit Award Grant Notice and Award Agreement for Outset Medical, Inc. 2020 Equity Incentive Plan	10-K	001-39513	10.6	March 22, 2021
10.7†	Form of Restricted Stock Award Grant Notice and Award Agreement for Outset Medical, Inc. 2020 Equity Incentive Plan	10-K	001-39513	10.7	March 22, 2021
10.8†	Form of Performance Stock Unit Award Grant Notice and Award Agreement for Outset Medical, Inc. 2020 Equity Incentive Plan	10-K	001-39513	10.8	March 22, 2021
10.9†	Outset Medical, Inc. Employee Stock Purchase Plan, as amended and restated	10-Q	001-39513	10.3	November 9, 2022
10.10†	Employment Agreement by and between Outset Medical and Leslie Trigg, dated as of February 23, 2015	S-1	333-248225	10.6	August 21, 2020
10.11	Form of Amended and Restated Change in Control and Severance Agreement for Chief Executive Officer	10-K	001-39513	10.11	February 21, 2024
10.12	Form of Amended and Restated Change in Control and Severance Agreement for non-Chief Executive Officer executive officers	10-K	001-39513	10.12	February 21, 2024
10.13#	Lease by and between WH Silicon Valley IV LP and Outset Medical, Inc., dated as of September 19, 2019	S-1	333-248225	10.10	August 21, 2020
10.14#	Sublease Agreement by and among Inmobiliaria IAMSA, S.A. de C.V. (Sublessor), Baja Fur S.A. de C.V. (Sublessee) and Outset Medical, Inc. (Guarantor), dated as of May 5, 2020	S-1	333-248225	10.11	August 21, 2020

10.15#	First Amendment Agreement by and among Inmobiliaria IAMSA, S.A. de C.V. (Sublessor), Baja Fur S.A. de C.V. (Sublessee) and Outset Medical, Inc. (Guarantor), dated as of June 26, 2020	S-1	333-248225	10.12	August 21, 2020
10.16#	Guaranty by and between Inmobiliaria IAMSA, S.A. de C.V. and Outset Medical, Inc dated as of May 6, 2020	S-1	333-248225	10.13	August 21, 2020
10.17#	Manufacturing Services Agreement by and between TACNA Services, Inc. and Outset Medical, Inc. dated as of January 15, 2020	S-1	333-248225	10.17	August 21, 2020
10.18#	Authorized Reseller Agreement by and between SDV Office Systems, LLC dba SDV Medical and Outset Medical, Inc. dated as of October 14, 2019	S-1	333-248225	10.18	August 21, 2020
10.19#	Amendment 1 to the Authorized Reseller Agreement by and between SDV Office Systems, LLC dba SDV Medical and Outset Medical, Inc. dated as of March 26, 2020	S-1	333-248225	10.19	August 21, 2020
10.20#	Amendment 2 to the Authorized Reseller Agreement by and between SDV Office Systems, LLC dba SDV Medical and Outset Medical, Inc. dated as of May 6, 2020	S-1	333-248225	10.20	August 21, 2020
10.21#	Purchasing Agreement by and between HCA Management Services, L.P. and Outset Medical, Inc. dated as of May 1, 2020	S-1	333-248225	10.21	August 21, 2020
10.22	Loan and Security Agreement by and between SLR Investment Corp., the lenders from time to time party thereto and Outset Medical, Inc. dated as of November 3, 2022	10-Q	001-39513	10.1	November 9, 2022
10.23	Credit Agreement by and between Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL and Outset Medical, Inc. dated as of November 3, 2022	10-Q	001-39513	10.2	November 9, 2022
10.24	First Amendment to Loan and Security Agreement by and among SLR Investment Corp., as collateral agent, the lenders party thereto and Outset Medical, Inc. dated as of December 11, 2023	10-K	001-39513	10.25	February 21, 2024
10.25#	Credit Agreement and Guaranty, dated as of January 3, 2025, by and among Outset Medical, Inc. as the borrower and Perceptive Credit Holdings IV, LP, as the initial lender and the administrative agent	8-K	001-39513	10.4	January 6, 2025
10.26	Form of Securities Purchase Agreement, dated as of January 3, 2025 between Outset Medical, Inc. and certain of the Investors	8-K	001-39513	10.1	January 6, 2025
10.27	Form of Securities Purchase Agreement, dated as of January 3, 2025 between Outset Medical, Inc. and certain members of management and certain directors	8-K	001-39513	10.2	January 6, 2025
10.28	Form of Registration Rights Agreement, dated as of January 3, 2025 between Outset Medical, Inc. and the Investors	8-K	001-39513	10.3	January 6, 2025
19.1*	Outset Medical, Inc. Insider Trading Policy
23.1*	Consent of KPMG LLP, independent registered public accounting firm
24.1*	Power of Attorney (included on the signature page)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Outset Medical, Inc. Policy on Recoupment of Incentive Compensation	10-K	001-39513	97.1	February 21, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page formatted as inline XBRL and contained in Exhibits 101

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

Outset Medical, Inc.

Date: February 28, 2025	By:	/s/ Leslie Trigg
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

Signature	Title	Date

/s/ Leslie Trigg	President and Chief Executive Officer; Chair of the Board (Principal Executive Officer)	February 28, 2025
Leslie Trigg
/s/ Nabeel Ahmed	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2025
Nabeel Ahmed
/s/ D. Keith Grossman	Lead Independent Director	February 28, 2025
D. Keith Grossman
/s/ Karen Drexler	Director	February 28, 2025
Karen Drexler
/s/ Patrick T. Hackett	Director	February 28, 2025
Patrick T. Hackett
/s/ Brent Lang	Director	February 28, 2025
Brent Lang

/s/ Dale Jones	Director	February 28, 2025
Dale Jones

/s/ Andrea L. Saia	Director	February 28, 2025
Andrea L. Saia