Form 10-Q
period 2025-03-31
Outset Medical, Inc.
filed 2025-05-08
CIK 1484612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 17,722,310 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Outset Medical, Inc.

Condensed Balance Sheets

(in thousands, except per share amounts)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,928	$124,014
Short-term investments	113,074	34,671
Accounts receivable, net	36,889	35,619
Inventories	55,770	59,387
Prepaid expenses and other current assets	4,900	4,530
Total current assets	286,561	258,221
Restricted cash	3,329	3,329
Property and equipment, net	6,944	8,133
Operating lease right-of-use assets	3,559	3,940
Other assets	818	2,172
Total assets	$301,211	$275,795
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,172	$3,862
Accrued compensation and related benefits	8,241	16,821
Accrued expenses and other current liabilities	7,838	8,205
Accrued warranty liability	1,930	1,938
Deferred revenue, current	13,189	12,753
Operating lease liabilities, current	1,853	1,799
Total current liabilities	34,223	45,378
Accrued interest	—	2,695
Deferred revenue	804	844
Operating lease liabilities	2,201	2,684
Term loans	94,115	197,375
Total liabilities	131,343	248,976
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized as of March 31, 2025 and December 31, 2024; 21 and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3,841	—
Common stock, $0.001 par value; 300,000 shares authorized as of March 31, 2025 and December 31, 2024; 17,722 and 3,530 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	18	4
Additional paid-in capital	1,281,427	1,116,496
Accumulated other comprehensive income	88	42
Accumulated deficit	(1,115,506)	(1,089,723)
Total stockholders' equity	169,868	26,819
Total liabilities and stockholders' equity	$301,211	$275,795

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Product revenue	$21,294	$20,428
Service and other revenue	8,458	7,740
Total revenue	29,752	28,168
Cost of revenue:
Cost of product revenue	11,002	12,581
Cost of service and other revenue	7,684	7,372
Total cost of revenue	18,686	19,953
Gross profit	11,066	8,215
Operating expenses:
Research and development	5,515	12,635
Sales and marketing	13,652	21,048
General and administrative	8,298	11,444
Total operating expenses	27,465	45,127
Loss from operations	(16,399)	(36,912)
Interest income and other income, net	1,976	3,098
Interest expense	(3,560)	(5,968)
Loss on extinguishment of term loan	(7,685)	—
Loss before provision for income taxes	(25,668)	(39,782)
Provision for income taxes	115	162
Net loss	$(25,783)	$(39,944)

Net loss per share, basic and diluted	$(3.66)	$(11.77)
Shares used in computing net loss per share, basic and diluted	7,038	3,393

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(25,783)	$(39,944)
Other comprehensive (loss) income:
Unrealized gain (loss) on available-for-sale securities	46	(326)
Comprehensive loss	$(25,737)	$(40,270)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statement of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	—	$—	3,530	$4	$1,116,496	$42	$(1,089,723)	$26,819
Issuance of Series A convertible preferred stock, net of issuance costs	863	161,071	—	—	—	—	—	161,071
Conversion of convertible preferred stock to common stock	(842)	(157,230)	14,046	14	157,216			—
Issuance of common stock warrant, net of issuance costs	—	—	—	—	4,330			4,330
Issuance of common stock through employee stock purchase plan	—	—	60	—	408	—	—	408
Issuance of common stock for settlement of RSUs	—	—	86	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,977	—	—	2,977
Unrealized gain on available-for-sale securities	—	—	—	—	—	46	—	46
Net loss	—	—	—	—	—	—	(25,783)	(25,783)
Balance as of March 31, 2025	21	$3,841	17,722	$18	$1,281,427	$88	$(1,115,506)	$169,868

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited)

(in thousands)

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	—	$—	3,354	$3	$1,084,562	$68	$(961,747)	$122,886
Issuance of common stock through employee stock purchase plan	—	—	52	1	2,079	—	—	2,080
Issuance of common stock for settlement of RSUs	—	—	40	—	295	—	—	295
Stock option exercises	—	—	—	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	8,203	—	—	8,203
Unrealized loss on available-for-sale securities	—	—	—	—	—	(326)	—	(326)
Net loss	—	—	—	—	—	—	(39,944)	(39,944)
Balance as of March 31, 2024	—	$—	3,446	$4	$1,095,145	$(258)	$(1,001,691)	$93,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(25,783)	$(39,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,977	8,203
Depreciation and amortization	1,294	1,460
Non-cash lease expense	381	346
Non-cash interest expense	636	607
Amortization of premium on investments, net	(402)	(1,577)
Provision for inventories	(74)	450
Allowance for credit losses	197	(1)
Loss on extinguishment of term loan	7,685	—
Changes in operating assets and liabilities:
Accounts receivable	(1,467)	(3,497)
Inventories	3,691	(6,981)
Prepaid expenses and other assets	(341)	(400)
Accounts payable	(2,772)	945
Accrued compensation and related benefits	(8,579)	(4,462)
Accrued expenses and other current liabilities	(370)	(1,367)
Accrued warranty liability	(8)	(512)
Deferred revenue	396	1,197
Operating lease liabilities	(429)	(379)
Accrued interest	(2,695)	—
Net cash used in operating activities	(25,663)	(45,912)
Cash flows from investing activities:
Purchases of property and equipment	(123)	(354)
Purchases of investment securities	(96,331)	(98,652)
Sales and maturities of investment securities	18,375	39,975
Net cash used in investing activities	(78,079)	(59,031)
Cash flows from financing activities:
Proceeds from stock option exercises and ESPP purchases	408	2,086
Proceeds from issuance of term loans, net of issuance costs	98,270	66,524
Repayment of term loan and extinguishment costs	(204,954)	—
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	161,932	—
Net cash provided by financing activities	55,656	68,610
Net decrease in cash, cash equivalents and restricted cash	(48,086)	(36,333)
Cash, cash equivalents and restricted cash as of beginning of period	127,343	71,838
Cash, cash equivalents and restricted cash as of end of period	$79,257	$35,505

Summary of cash, cash equivalents and restricted cash reported within the balance sheets:
Cash and cash equivalents	$75,928	$32,176
Restricted cash	3,329	3,329
Total cash, cash equivalents and restricted cash	$79,257	$35,505

Supplemental cash flow disclosures:
Cash paid for income taxes	$108	$256
Cash paid for interest	$7,364	$4,924
Cash paid for amounts included in the measurement of operating lease liabilities	$429	$379

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$14	$37
Transfer of inventories to property and equipment	$—	$93
Issuance costs included in accrued expenses	$300	$—
Fair value of common stock warrant	$4,367	$—

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

Reverse Stock Split

In March 2025, the Company’s board of directors and shareholders approved a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse split of shares of the Company’s common stock on a 15-for-one basis (the Reverse Stock Split), which became effective as of March 20, 2025. The number of authorized shares and the par values of the common stock and preferred stock were not adjusted as a result of the Reverse Stock Split. In connection with the Reverse Stock Split, the conversion ratio for the Company’s outstanding convertible preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was decreased in proportion to the Reverse Stock Split. Also, any outstanding common stock warrants were adjusted such that the common stock issuable upon exercise of such warrants were decreased in proportion to the Reverse Stock Split. In addition, the number of shares of common stock available for issuance under the Company’s equity incentive plans and issuable upon the exercise of stock options, warrants and restricted stock units outstanding prior to the Reverse Stock Split were proportionately adjusted. No fractional shares were distributed as a result of the Reverse Stock Split and stockholders were entitled to a cash payment in lieu of fractional shares.

All common stock share and per share amounts and information presented herein have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Liquidity

Since inception, the Company has incurred net losses and negative cash flows from operations. During the three months ended March 31, 2025 and 2024, the Company incurred a net loss of $25.8 million and $39.9 million, respectively, and cash outflow from operating activities of $25.7 million and $45.9 million, respectively. As of March 31, 2025, the Company had an accumulated deficit of $1.1 billion.

As of March 31, 2025, the Company had cash, cash equivalents, restricted cash, and short-term investments of $192.3 million. In January and March 2025, the Company sold 863,000 shares of its Series A Non-Voting Convertible Preferred Stock (Series A Convertible Preferred Stock) at a price of $200.00 per share in a private placement transaction (the Private Placement) for total gross proceeds of $172.7 million, before deducting placement agent fees and other offering expenses. Subsequently, 842,000 shares of Series A Convertible Preferred Stock were converted into 14,046,000 shares of the Company’s common stock. See Note 8 for further details.

In addition, in January 2025, the Company entered into a credit agreement and guaranty (the Perceptive Credit Agreement) with Perceptive Credit Holdings IV, LP, as administrative agent (Agent) and the lenders from time to time party thereto, which provided a $100 million 5-year term loan at closing and provides an additional term loan of up to $25 million, which is available for funding until July 14, 2027, subject to the achievement of certain revenue milestone and other customary conditions (the Perceptive Term Loan). The Company is required to comply with certain covenants under the Perceptive Credit Agreement including, among others, requirements as to financial reporting, restrictions on its ability to incur additional indebtedness and to pay any dividends or other distributions on capital stock, maintenance of a minimum cash balance, and achievement of certain specified trailing twelve-month net revenue targets. If the Company fails to comply with any covenants, payments or other terms of the Perceptive Credit Agreement and such failure constitutes an event of default, such event of default would give Agent the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. Further details of obligations under the Perceptive Credit Agreement are described in Note 7.

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

Furthermore, in September 2024, the Company received notice from the Nasdaq Stock Market LLC (Nasdaq) that it no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market. Although compliance was regained in December 2024, the Company received a second notice of non-compliance in February 2025 after again failing to meet the minimum bid price requirement. As of early April 2025, the Company has since regained compliance after effecting the Reverse Stock Split. However, if the Company is unable to maintain compliance with the minimum bid price requirement or other applicable Nasdaq listing rules, it may not be able to maintain the listing of its common stock on Nasdaq, which could adversely affect its ability to issue additional securities or obtain additional financing on terms acceptable to it, or at all.

Management believes that the Company’s existing cash, cash equivalents, short-term investments, cash generated from sales, and proceeds recently received from the debt financing described in Note 7 as well as proceeds received from the Private Placement described in Note 8, will be sufficient to meet its anticipated needs for at least the next 12 months from the issuance date of the accompanying condensed financial statements.

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, that are necessary for the fair statement of the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three-month period are also unaudited. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations to be anticipated for any other future annual or interim period. The condensed balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2024, which are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on February 21, 2025 (2024 Annual Report).

All share amounts disclosed in the notes to the condensed financial statements are rounded to the nearest thousand except for per share data.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

With the exception of the new accounting policy below, there have been no other new or material changes to the Company’s significant accounting policies as described in its 2024 Annual Report that have had a material impact on the Company’s condensed financial statements and related notes.

Common Stock Warrant

The Company has accounted for its freestanding warrants to purchase shares of the Company’s common stock as equity at fair value upon issuance primarily because the warrants are indexed to the Company’s own common stock. The Company estimated the fair value of these warrants using the Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. Assumptions used in the pricing model were based on the individual characteristics of the warrants on the valuation date, as well as assumptions for expected volatility, expected term, and risk-free interest rate.

3. Revenue and Deferred Revenue

Disaggregation of Revenue

Revenue by source consists of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Consoles	$7,091	$9,210
Consumables	14,203	11,218
Total product revenue	21,294	20,428
Service and other revenue	8,458	7,740
Total revenue	$29,752	$28,168

Remaining Performance Obligations and Contract Liabilities

As of March 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer service contracts that are unsatisfied or partially unsatisfied was $14.0 million, which is recorded as deferred revenue on the Company’s condensed balance sheets. Of that amount, $13.2 million will be recognized as revenue during the next 12 months and $0.8 million thereafter.

The contract liabilities consist of deferred revenue which represents payments received in advance of revenue recognition. Revenue under these agreements is recognized over the related service period. During the three months ended March 31, 2025, the Company recognized $5.9 million of previously deferred revenue.

4. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		March 31, 2025
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$55,927	$—	$—	$55,927
U.S. Treasury securities	Level 1	1,996	—	—	1,996
Corporate debt	Level 2	1,820	—	—	1,820
Short-term investments:
U.S. Treasury securities	Level 1	53,865	48	—	53,913
U.S. government-sponsored enterprises debt securities	Level 2	3,999	3	—	4,002
Corporate debt	Level 2	53,199	34	(1)	53,232
Commercial paper	Level 2	1,923	4	—	1,927
Total cash equivalents and short-term investments		$172,729	$89	$(1)	$172,817

		December 31, 2024
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$110,979	$—	$—	$110,979
Short-term investments:
Corporate debt	Level 2	34,629	43	(1)	34,671
Total cash equivalents and short-term investments		$145,608	$43	$(1)	$145,650

As of March 31, 2025, the remaining contractual maturities for available-for-sale securities were one month to seventeen months.

The following tables present the breakdown of the available-for-sale debt securities with unrealized losses as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31, 2025
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt	$10,517	$(1)	$—	$—	$10,517	$(1)
Total	$10,517	$(1)	$—	$—	$10,517	$(1)

	December 31, 2024
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt	2,994	(1)	—	—	2,994	(1)
Total	$2,994	$(1)	$—	$—	$2,994	$(1)

The unrealized losses on the Company’s available-for-sale debt securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. As of March 31, 2025, the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Additional factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security. For the three months ended March 31, 2025 and 2024, the Company did not recognize credit loss related to available-for-sales debt securities.

5. Balance Sheet Components

Accounts Receivable

The following table presents the activities in the Company’s allowance for credit losses (in thousands):

Balance as of December 31, 2024	$2,577
Increase in allowance	197
Write-offs	—
Balance as of March 31, 2025	$2,774

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$24,968	$25,703
Work in process	10,005	9,973
Finished goods	20,797	23,711
Total inventories	$55,770	$59,387

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Inventory	$1,747	$2,079
Research and development expenses	164	219
Professional services	1,394	1,084
Customer rebates	1,801	1,733
Other	2,732	3,090
Total accrued expenses and other current liabilities	$7,838	$8,205

6. Commitments and Contingencies

Litigation

On August 29, 2024, a purported stockholder class action lawsuit (the Porcelli Complaint), Porcelli, et al. v. Outset Medical, Inc., et al., 5:24-cv-06124-EJD, was filed in the U.S. District Court for the Northern District of California, naming the Company, its Chief Executive Officer, and Chief Financial Officer as defendants. On October 18, 2024, a second purported stockholder class action lawsuit (the Plymouth Complaint), Plymouth County Retirement Association v. Outset Medical, Inc, et al., 5:24-cv-06124-HSG, was filed in the U.S. District Court for the Northern District of California. The second lawsuit additionally names the Company's former Chief Financial Officer as a defendant. The Porcelli Complaint alleges that between August 1, 2022 and August 7, 2024, the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act) by making false or misleading statements about the Company’s business, operations and prospects related to the sale and marketing of the Tablo Hemodialysis System and TabloCart with Prefiltration, including concerning the impact of certain FDA processes for these products on the Company’s revenue growth. The Plymouth Complaint alleges the same violations between September 15, 2020 and August 7, 2024. On March 18, 2025, the court issued an order relating and consolidating the Porcelli Complaint and the Plymouth Complaint, appointing the lead plaintiff, and approving lead plaintiff’s choice of counsel. On April 17, 2025, the court entered an order on the parties’ stipulated case schedule. Lead plaintiff must file an amended complaint by June 6, 2025 and defendants must respond by August 14, 2025, with additional briefing to follow.

On November 29, 2024, an Outset stockholder purporting to act on behalf of the Company filed an action in the U.S. District Court for the Northern District of California against current and former members of Outset’s Board of Directors and certain of its officers (Derivative Defendants), alleging that the Derivative Defendants breached their fiduciary duties to the Company in connection with the same alleged events and alleged materially false and misleading statements asserted in the class actions described above. The complaint also alleges, in connection with those alleged events, a series of claims for unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. On March 25, 2025, the court entered an order staying the derivative action pending a resolution on any motion to dismiss in the above-described class action. A substantively duplicative action was filed in the U.S. District Court for the Northern District of California on April 28, 2025, additionally alleging a claim for misappropriation of material, non-public information against certain of the Derivative Defendants. The complaints seek unspecified monetary damages and other relief.

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

7. Term Loans

Term loans consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Principal of term loans	$100,346	$200,000
Unamortized debt discount	(6,231)	(2,625)
Term loans, noncurrent	$94,115	$197,375

SLR Credit Facilities

In November 2022, the Company entered into two senior secured credit facilities, which collectively provide for borrowings of up to $300.0 million as follows: (i) up to a $250.0 million term loan facility pursuant to a loan and security agreement (the SLR Loan Agreement) among SLR Investment Corp., as collateral agent (SLR Agent), the lenders from time to time party thereto (the Term Loan Lenders) and the Company (the SLR Term Loan Facility), and (ii) up to a $50.0 million asset-based revolving credit facility pursuant to a credit agreement (the SLR Revolving Credit Agreement, together with the SLR Loan Agreement, the SLR Credit Facility Agreements) among Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL, as lender (ABL Lender), and the Company (the SLR Revolver, together with the SLR Term Loan Facility, the SLR Credit Facilities).

As of December 31, 2024, $200.0 million was outstanding under the SLR Term Loan Facility and no amounts were outstanding under the SLR Revolver. On January 3, 2025, the Company terminated the SLR Credit Facility Agreements and repaid in full all amounts due, including a final payment of $7.5 million and a termination fee of $0.1 million, using the proceeds from the Perceptive Term Loan as described below, together with cash on hand. The repayment of the SLR Credit Facilities was accounted for as a debt extinguishment, which resulted in a loss on extinguishment of $7.7 million recorded in the accompanying condensed statements of operations for the three months ended March 31, 2025.

Perceptive Term Loan

On January 3, 2025, the Company entered into a senior secured credit facility for borrowings up to an aggregate principal amount of $125.0 million pursuant to the Perceptive Credit Agreement with Perceptive Credit Holdings IV, LP (who also participated in the Private Placement). Pursuant to the terms and conditions of the Perceptive Credit Agreement, the lenders agreed to extend term loans to the Company in an aggregate principal amount of up to $125.0 million, comprised of (i) a term loan of $100.0 million (the Initial Term Loan), which was funded on January 8, 2025 (the Closing Date), and (ii) a delayed draw term loan of up to $25.0 million (the Delayed Draw Loan). The Initial Term Loan and the Delayed Draw Loan are referred to collectively as the Perceptive Term Loans. The Delayed Draw Loan is available for funding until July 14, 2027, subject to the achievement of a specific revenue milestone and other customary conditions.

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

On the Closing Date, the Company issued to Perceptive Credit Holdings IV, LP as the initial lender a warrant to purchase 375,000 of shares of the Company’s common stock (the Closing Date Warrant), at an exercise price equal to $12.00 per share. If the Company draws the Delayed Draw Loan, the Company is required to issue additional warrant(s) to the lenders to purchase 94,000 of shares of the Company’s common stock (the Delayed Draw Warrant), at an exercise price equal to the average closing price of the Company’s common stock for the 5 trading days immediately preceding the issuance date of the Delayed Draw Warrant. Both the Closing Date Warrant and the Delayed Draw Warrant, if issued, are exercisable during the seven years after the date of issuance.

The fair value of the Closing Date warrant of $4.4 million and the debt issuance costs paid directly to Perceptive along with other debt issuance costs amounting to $6.5 million were accounted for as a direct deduction from the term loan balance on the balance sheets and are being recognized as non-cash interest expense over the term of the loan using the effective interest method.

The Company may voluntarily prepay the outstanding loan(s), subject to a prepayment premium of (i) 10.0% of the principal amount of the prepaid loan(s), if prepaid prior to or on the first anniversary of the Closing Date, (ii) 8.0% of the principal amount of the prepaid Loans, if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, (iii) 4.0% of the principal amount of the prepaid loan(s), if prepaid after the second anniversary of the Closing Date through and including the third anniversary of the Closing Date, (iv) 2.0% of the principal amount of the prepaid Loans, if prepaid after the third anniversary of the Closing Date through and including the fourth anniversary of the Closing Date, and (v) 0.00% of the principal amount of the prepaid loan(s), if prepaid after the fourth anniversary of the Closing Date.

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

8. Convertible Preferred Stock and Stockholders' Equity

Convertible Preferred Stock

The Company is authorized to issue a total of 5,000,000 shares of preferred stock, par value $0.001 per share. In connection with the Private Placement described below, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock with the Delaware Secretary of State on January 7, 2025 (the Certificate of Designation) to set forth the preferences, rights and limitations of the Series A Convertible Preferred Stock. The Company has designated a total of 863,000 shares as Series A Convertible Preferred Stock, which are non-voting and not redeemable.

On January 3, 2025, the Company entered into securities purchase agreements with various investors, including certain of the Company’s directors, officers and employees (the Investors) for the issuance and sale by the Company of an aggregate of 863,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share, at a purchase price of $200.00 per share in the Private Placement. The sale of 844,000 shares of Series A Convertible Preferred Stock to institutional investors closed on January 8, 2025, with gross proceeds, before deducting placement agent fees and other offering expenses, of $168.8 million. On March 7, 2025, following stockholder approval of the Company’s issuance of shares of Series A Convertible Preferred Stock and shares of the Company's common stock issuable upon the conversion thereof to certain of the Company’s directors, officers and employees at the special meeting of stockholders held on March 5, 2025 (the Special Meeting), the Company issued 19,000 shares of Series A Convertible Preferred Stock to certain of the Company’s directors, officers and employees, with gross proceeds, before deducting offering expenses, of $3.9 million.

On March 10, 2025, following the stockholder approval of the Company’s issuance of common stock in excess of 20% of the Company’s then outstanding shares of common stock at the Special Meeting, 842,000 shares of Series A Convertible Preferred Stock were converted into 14,046,000 shares of the Company’s common stock at the conversion price of $12.00 per share in accordance with the Certificate of Designation. Following the conversion, 21,000 shares of the Series A Convertible Preferred Stock remain issued and outstanding as of March 31, 2025.

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the Series A Convertible Preferred Stock shall rank on parity with the common stock as to distributions of assets. Series A Convertible Preferred Stock holders shall be entitled to receive, and the Company shall pay, dividends on shares of the Series A Convertible Preferred Stock (on an as-if-converted-to-Common-Stock basis) equal to and in the same form, and in the same manner, as dividends actually paid on shares of the common stock when, as and if such dividends (other than dividends payable in the form of common stock) are paid on shares of the common stock.

Based on the attributes of the Series A Convertible Preferred Stock as described above, the Company has accounted for the Series A Convertible Preferred Stock as a component of permanent stockholders’ equity.

Common Stock Warrants

As discussed in Note 7 above, the Company issued a warrant to Perceptive Credit Holdings IV, LP to purchase 375,000 of shares of the Company’s common stock, at an exercise price equal to $12.00 per share, in January 2025. This warrant is immediately exercisable upon issuance, and expires seven years after the date of issuance, January 2032. This warrant is classified as a component of permanent stockholders’ equity. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions on the date of issuance: common stock price of $14.66 per share, expected volatility of 93%, expected term of 7 years, and risk-free interest rate of 4.56%.

As of March 31, 2025, aggregate common stock warrants of 379,000 shares with a weighted average exercise price of $13.19 per share were outstanding and exercisable. Of these warrants, 4,000 shares expire in September 2025.

9. Equity Incentive Plan

Equity Incentive Plans

As of March 31, 2025, 399,000 shares were reserved for future issuance under the 2020 Equity Incentive Plan (2020 Plan).

Employee Share Purchase Plan (ESPP)

As of March 31, 2025, 21,000 shares of common stock were reserved for future issuance in connection with the current and future offering periods under the ESPP.

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

In 2024, the Company also granted a new type of PSU award to executive officers and certain other senior leaders which is earned and vests based on appreciation of the Company’s stock price above pre-determined stock price triggers or achievement of specified non-GAAP operating income targets over a performance period of up to three years.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in the accompanying condensed statements of operations (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cost of revenue	$117	$265
Research and development	559	2,332
Sales and marketing	479	1,459
General and administrative	1,822	4,147
Total stock-based compensation expense	$2,977	$8,203

10. Income Taxes

For each of the three months ended March 31, 2025 and 2024, the Company incurred an income tax provision of an insignificant amount, which related to foreign income taxes for the Company’s Mexico operations. The U.S. federal and state net deferred tax assets have been fully offset by a valuation allowance, as the Company believes it is not more likely than not that the deferred tax assets will be realized.

11. Net Loss Per Share

The following outstanding potentially dilutive shares were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Stock options to purchase common stock	92	122
Restricted stock units	173	297
Performance stock units	8	17
Shares committed under ESPP	2	1
Series A Convertible Preferred Stock	343	—
Warrants to purchase common stock	379	4
Total	997	441

12. Segment

The key measure of segment profit or loss that the Company’s chief operating decision maker (CODM) uses to allocate resources and assess performance is the Company’s net loss, as reported on the accompanying condensed statements of operations. Net income is used to monitor budget versus actual results.

There are no intra-entity sales or transfers. All expense categories on the accompanying condensed statements of operations are significant and there are no other expense categories regularly provided to the CODM beyond those disclosed in the accompanying condensed statements of operations. The CODM manages the business using expense information as well as regularly provided budgeted or forecasted expense information for the single operating segment. The measure of segment assets is reported on the accompanying condensed balance sheets as total consolidated assets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents, restricted cash, and short-term investments.

13. Workforce reduction

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

In January 2025, the Company implemented another restructuring plan and, as a result, estimated and recognized restructuring charges of $1.5 million as of December 31, 2024 for employee severance and other termination benefits. Restructuring accruals were based upon management estimates at the time and adjusted based on the changes in facts and circumstances subsequent to the date the original liability was recorded.

The following table sets forth severance and related benefits charges included in the accompanying condensed statements of operations (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cost of revenue	$—	$308
Research and development	34	1,152
Sales and marketing	—	946
General and administrative	(42)	550
Total	$(8)	$2,956

For the three months ended March 31, 2025, changes in liabilities resulting from the restructuring accruals, which were recorded in accrued compensation and related benefits on the accompanying condensed balance sheet, were as follows (in thousands):

Balance as of December 31, 2024	$1,501
Charges	34
Payments and other adjustments	(1,445)
Balance as of March 31, 2025	$90

14. Related Party Transactions

As discussed in Note 8, certain of the Company’s directors, officers and employees purchased 19,000 shares of Series A Convertible Preferred Stock for a total purchase price of $3.9 million. These shares of Series A Convertible Preferred Stock were subsequently converted to common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes and other financial information included elsewhere in this Quarterly Report, as well as our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report. As used in this Quarterly Report, references to the “Company,” “we,” “us,” “our,” or similar terms refer to Outset Medical, Inc.

In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “plan,” “expect” or the negative or plural of these words or similar expressions. The forward-looking statements in this report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include those described throughout this Quarterly Report, including in this discussion as well as in the section titled “Risk Factors” under Part II, Item 1A below and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements, like all statements in this report, speak only as of their date, and, except as required by law we undertake no obligation to update or revise these statements, whether as a result of any new information, future developments or otherwise. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

Tablo leverages cloud technology, making it possible for providers to monitor devices remotely, view treatment data, perform patient and population analytics, and automate clinical recordkeeping. Tablo’s wireless connectivity enables us to release training, new features and enhancements over-the-air without interventions by field service engineers. Tablo’s connectedness allows continuous streaming of over 500,000 device performance data points to the cloud for every treatment. We use this data, in conjunction with our diagnostic and predictive algorithms, to monitor device performance, identify and diagnose failures and, in some instances, predict and prevent potential future device failures or malfunctions. In effect, this contributes to a reduction in service hours and an increase in device uptime.

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

Driving adoption of Tablo in the acute care setting has been our primary focus to date. We have invested in growing our economic and clinical evidence, built a veteran sales and clinical support team with significant expertise, and implemented a comprehensive training and customer experience program. Our experience in the acute care market has demonstrated Tablo’s clinical flexibility and operational versatility, while also delivering meaningful cost savings to the providers. In addition, we are also working with skilled nursing facilities (SNFs), sub-acute long-term acute care hospitals (LTACHs), and other post-acute providers to raise awareness of Tablo’s economic and clinical benefits to them and to patients. We plan to continue leveraging our commercial infrastructure to broaden our installed base in the acute and post-acute care markets, as well as driving utilization and fleet expansion with our existing customers.

Tablo is also utilized for home-based dialysis. We believe our ability to reduce training time, patient dropout, and the supplies and infrastructure required to deliver dialysis in the home can drive efficiency and economic improvements to the home care model. In our home investigational device exemption trial, patients reported specific quality of life improvements compared to their experience on the incumbent home dialysis machine. To penetrate this market successfully, we have made investments in and continue to focus on refining our home distribution, logistics and support systems to help ensure they are ready for scale. We are also working with providers, patients, and payors to increase awareness and adoption of transitional care units as a bridge to home-based therapy.

We generate revenue from the placement of Tablo consoles along with accessories, and shipping and handling charged to customers, which revenue is recognized up-front. We also earn recurring revenue from sales of consumables, including Tablo cartridge, and services, which generates significant total revenue over the life of Tablo consoles. For the three months ended March 31, 2025 and 2024, our total revenue was $29.8 million and $28.2 million, respectively.

We primarily sell our solutions through our direct sales organization, which covers most major metropolitan markets in the United States. Our sales organization is comprised of our capital sales team, responsible for generating new customer demand for Tablo, and our clinical sales team, responsible for driving utilization and fleet expansion of Tablo at existing customer sites. In addition, our field service team provides maintenance services and product support to our customers. Our field sales and service teams represent 57% of our total full-time employees as of March 31, 2025. The same sales organization and field service team drive Tablo penetration in both the acute and home markets. We believe the ability to leverage one team to serve both markets will result in significant productivity and cost optimization as we continue to scale our business.

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

Market Acceptance of Tablo in Acute Setting

We plan to further broaden our installed base by continuing to target national and regional integrated delivery networks and health systems, SNFs, LTACHs and other post-acute providers. In addition, we focus on driving utilization and fleet expansion with existing customers by providing an exceptional user experience delivered through our commercial team and a steady release of software enhancements that amplify Tablo’s operational reliability and clinical versatility. Our ability to successfully execute on this strategy, and thereby increase our revenue in the acute market, will depend on several factors. These factors include our ability to recover from the adverse impact in the field from the Warning Letter as we resume distribution of TabloCart with Prefiltration, as well as the success of our initiatives to optimize and further evolve our commercial organization, infrastructure and sales processes to support the growth of our business in the acute and post-acute care markets as we focus more heavily on enterprise selling and transition beyond earlier stage adoption of Tablo.

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

Gross Margin

Our ability to expand our gross margins depends on: first, our ability to continue to sell Tablo cartridges, services, and accessories for Tablo consoles; second, our ability to reduce the cost of service and third, our ability to reduce the cost of Tablo consoles. Our ability to expand gross margins will also depend in part on our ability to control the average selling prices of our products and services, including by selling higher-margin accessories, consumables and services. Further, we will continue to utilize our cloud-based data system, as well as enhanced product and support performance, to improve service margin and drive down service costs per console. In addition, over the past several years, we have moved the production of Tablo consoles and a majority of Tablo cartridges in-house to our manufacturing facility in Tijuana, Mexico which we operate in collaboration with TACNA, as part of our cost reduction activities. This has helped further our long-term gross margin expansion and supply continuity strategies while reducing the costs of Tablo console production and improving the flexibility of our operations. We will continue our cost reduction activities by using our design, engineering, supply chain and manufacturing capabilities to help further advance and improve the efficiency of our manufacturing processes, lowering the cost of parts and components and lowering our costs of production. Our ability to expand gross margins depends on our ability to successfully execute these strategies, as well as the impact of macroeconomic factors described below, including the tariffs imposed by the current administration.

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

Impacts of Macroeconomic Factors

Global macroeconomic conditions, including inflationary pressures, rising interest rates, changes in tariff or trade laws and policies (such as the tariffs imposed by the current administration), increased labor costs, staffing shortages and global supply chain disruptions, may impact our business and results of operations, and those of our customers, manufacturing partners and suppliers. As the duration and severity of these macroeconomic conditions remain uncertain and depend on various factors, we cannot predict what effects these macroeconomic conditions will ultimately have on our business and results of operations, our customers, or our suppliers.

Beginning in the third quarter of 2023, we began to observe an increasing number of our existing and prospective customers deferring their decisions to purchase Tablo in an environment of rising interest rates and more cautious capital spending. These deferrals served to elongate our sales cycle and the timing of delivery and installations, which, in turn, contributed to an adverse impact on our bookings and revenues starting in the second half of 2023 and through 2024. We may see disruption from this in future periods. In addition, ongoing uncertainty relating to various policy changes under the current administration – including developments in trade policy (such as increased tariffs), changes in interest rate policy, potential reductions in government reimbursement and shifts in broader healthcare policy – could increase financial pressures faced by our existing and prospective hospital customers. These actual or anticipated policy changes may lead to higher operating costs for our customers, as well as tighter operating budgets and more cautious capital spending decisions. Additionally, broader economic uncertainty and market volatility – driven in part by these evolving policies – could exacerbate financial strain on our customers, potentially resulting in delayed or reduced purchases of our products and services. These factors could adversely impact our revenues, results of operations and financial condition in future periods.

If our customers continue to face prolonged periods of rising interest rates, capital budget constraints, volatility, uncertainty, staffing shortages, cash flow challenges, rising costs and other financial pressures, whether due to general macroeconomic conditions, evolving policy changes under the current administration (including trade policy developments, reductions in government reimbursement or shifts in healthcare policy), cybersecurity events or other factors, it could ultimately adversely impact our ability to expand existing customer relationships or attract new customers of Tablo, timely collect amounts due, effectively manage our inventory levels, and have a material adverse effect on our bookings, revenues, results of operations, financial condition, and, ultimately, our future growth and profitability.

From a supply chain perspective, we have worked closely with our manufacturing partners and suppliers to enable us to source key components and maintain appropriate inventory levels to meet customer demand, and have not experienced material disruptions in our supply chain to date. However, macroeconomic factors such as rising inflation, increasing labor costs, and surges and shifts in consumer demand have disrupted the operations of certain of our third-party suppliers, resulting, in some cases, in increased lead times and higher component costs. We believe that localizing production of a majority of Tablo cartridges in Mexico (in-house at our manufacturing facility) has helped achieve cost reductions through lower freight costs, further our long-term gross margin expansion and supply continuity strategies and improve the flexibility of our operations. However, we may face increased supply chain constraints in the future, which could negatively impact our ability to meet customer demand on a timely basis, result in customer dissatisfaction and adversely impact our operating margins and results of operations. Moreover, increased tariffs imposed by the current administration, including on goods imported into the United States from Mexico and China, could adversely impact our supply chain and distribution costs, as well as our ability to achieve sustainable gross margins. While we do not believe we have exposure to these potential tariffs as Tablo, TabloCart and Tablo consumables are covered under a special exemption, we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries (including Mexico and China), what products may be subject to such actions, or what actions may be taken by the other countries in retaliation.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Product revenue	$21,294	$20,428
Service and other revenue	8,458	7,740
Total revenue	29,752	28,168
Cost of revenue:
Cost of product revenue	11,002	12,581
Cost of service and other revenue	7,684	7,372
Total cost of revenue	18,686	19,953
Gross profit	11,066	8,215
Operating expenses:
Research and development	5,515	12,635
Sales and marketing	13,652	21,048
General and administrative	8,298	11,444
Total operating expenses	27,465	45,127
Loss from operations	(16,399)	(36,912)
Interest income and other income, net	1,976	3,098
Interest expense	(3,560)	(5,968)
Loss on extinguishment of term loan	(7,685)	—
Loss before provision for income taxes	(25,668)	(39,782)
Provision for income taxes	115	162
Net loss	$(25,783)	$(39,944)

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Revenue:
Product revenue	$21,294	$20,428	$866	4%
Service and other revenue	8,458	7,740	718	9%
Total revenue	$29,752	$28,168	1,584	6%

Product revenue increased by $0.9 million or 4% for the three months ended March 31, 2025 as compared to the same period in the prior year. This increase was driven by a $3.0 million increase in consumable revenue due to the growth in our console installed base, which was partially offset by a $2.1 million decrease in console revenue.

Service and other revenue increased by $0.7 million or 9% for the three months ended March 31, 2025 as compared to the same period in the prior year. This increase was primarily due to services associated with the growth in our console installed base.

Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Gross profit and gross margin:
Gross profit	$11,066	$8,215	$2,851	35%
Gross margin	37.2%	29.2%

Gross profit increased by $2.9 million or 35% for the three months ended March 31, 2025 as compared to the same period in the prior year. Gross margin improved by 8.0 percentage points for the three months ended March 31, 2025, as compared to the same period in the prior year. This improvement in gross profit and gross margin was primarily driven by a higher mix of consumable and service and other revenue, both of which had improved gross margin year over year. The higher consumable gross margin resulted from a higher average selling price and lower cost per unit for consumables.

Operating Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Operating expenses:
Research and development	$5,515	$12,635	$(7,120)	(56)%
Sales and marketing	13,652	21,048	(7,396)	(35)%
General and administrative	8,298	11,444	(3,146)	(27)%
Total operating expenses	$27,465	$45,127	(17,662)	(39)%

Research and development expenses decreased by $7.1 million or 56% for the three months ended March 31, 2025, as compared to the same period in the prior year. This decrease was primarily due to an overall decrease in compensation-related and stock-based compensation expenses, consulting expense, and infrastructure costs resulting from our cost reduction efforts implemented in the current quarter and the prior year.

Sales and marketing expenses decreased by $7.4 million or 35% for the three months ended March 31, 2025 as compared to the same period in the prior year. The decrease was primarily driven by an overall decrease in compensation-related and stock-based compensation expenses, infrastructure costs, travel, freight and consulting expenses resulting from our cost reduction efforts implemented in the current quarter and the prior year.

General and administrative expenses decreased by $3.1 million or 27% for the three months ended March 31, 2025 as compared to the same period in the prior year. This decrease was primarily due to an overall decrease in compensation-related and stock-based compensation expenses resulting from our cost reduction efforts implemented in the current quarter and the prior year. These decreases were partially offset by an increase in professional services expense in the current year.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Other income (expenses), net:
Interest income and other income, net	$1,976	$3,098	$(1,122)	(36)%
Interest expense	(3,560)	(5,968)	2,408	(40)%
Loss on extinguishment of term loan	(7,685)	—	(7,685)	*
Total other expenses, net	$(9,269)	$(2,870)	(6,399)	223%
* Not meaningful

The decrease in interest income and other income, net for the three months ended March 31, 2025 as compared to the same period in the prior year was driven by a lower average short-term investment balance in 2025.

The decrease in interest expense for the three months ended March 31, 2025 as compared to the same period in the prior year was due to a lower outstanding term loan balance in 2025.

The loss on extinguishment of term loan of $7.7 million was recognized for the repayment of the SLR Term Loan in 2025, which included final payment and termination fees.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred net losses and negative cash flows from operations. To date, we have financed our operations and capital expenditures primarily through sales of equity securities, revenue from sales, debt financings, and proceeds from employee exercise of stock options and ESPP purchases.

As of March 31, 2025, we had cash, cash equivalents, restricted cash and short-term investments of $192.3 million. In January and March 2025, we sold 863,340 shares of Series A Convertible Preferred Stock at a price of $200.00 per share in the Private Placement for total gross proceeds of $172.7 million, before deducting placement agent fees and other offering expenses. Subsequently, 842,753 shares of Series A Convertible Preferred Stock were converted into 14,045,866 shares of our common stock.

In addition, in January 2025, we entered into the Perceptive Credit Agreement with Perceptive Credit Holdings IV, LP, which provided a $100 million 5-year term loan at closing and provides an additional term loan of up to $25 million, which is available for funding until July 14, 2027, subject to achievement of a specified revenue milestone and other customary conditions.

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

In September 2024, we received notice from the Listing Qualifications staff of Nasdaq that we no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market. Although compliance was regained in December 2024, we received a second notice of non-compliance in February 2025 after again failing to meet the minimum bid price requirement. As of early April 2025, the Company has since regained compliance after effecting the Reverse Stock Split. However, if we are unable to maintain compliance with the minimum bid price requirement or other applicable Nasdaq listing rules, we may not be able to maintain the listing of our common stock on Nasdaq, which could adversely affect our ability to issue additional securities or obtain additional financing on terms acceptable to us, or at all.

We believe that our existing cash, cash equivalents and short-term investments, cash generated from sales, and proceeds received from the debt financing and the Private Placement described in Note 7 and 8, respectively, of the accompanying condensed financial statements above, will be sufficient to meet our anticipated needs for at least the next 12 months from the issuance date of this Quarterly Report.

Cash Flows Summary

The following table summarizes the cash flows for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(25,663)	$(45,912)
Investing activities	(78,079)	(59,031)
Financing activities	55,656	68,610
Net decrease in cash, cash equivalents and restricted cash	$(48,086)	$(36,333)

Operating Activities

The net cash used in operating activities of $25.7 million for the three months ended March 31, 2025 was due to a net loss of $25.8 million, the amortization of premiums on investments of $0.4 million and a net cash outflow from the change in our operating assets and liabilities of $12.6 million, which were adjusted by loss on extinguishment of term loan of $7.7 million, stock-based compensation expense of $3.0 million, depreciation and amortization of $1.3 million, non-cash interest expense of $0.6 million, non-cash lease expense of $0.4 million, and allowance for credit losses of $0.2 million. The net cash outflow from operating assets and liabilities was primarily driven by a decrease in accrued compensation and related benefits primarily due to annual cash bonus payouts for 2024, a decrease in accrued interest as a result of the termination of SRL Term Loan, a decrease in accounts payable, and an increase in accounts receivable. The net cash outflow from operating assets and liabilities was partially offset by a decrease in inventory.

Investing Activities

The net cash used in investing activities of $78.1 million for the three months ended March 31, 2025 was primarily due to the purchases of short-term investment securities of $96.3 million, which was partially offset by the maturities of short-term investment securities of $18.4 million.

Financing Activities

The net cash provided by financing activities of $55.7 million for the three months ended March 31, 2025 was due to the net proceeds of $161.9 million from the issuance of Series A Convertible Preferred Stock, the net proceeds of $98.3 million from the borrowing under the Perceptive Term Loan Facility, and the proceeds from ESPP purchases, partially offset by the cash outflow of $205.0 million in repayment of the SLR Term Loan which included final payment and termination fees.

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

There have been no new or significant changes in our critical accounting estimates as compared to the critical accounting estimates disclosed in Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report, which could materially affect our business, financial position, or future results of operations. There have been no material changes to the risk factors described in our 2024 Annual Report, except as set forth below. The risks described in our 2024 Annual Report as updated below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also arise and materially impact our business. If any of these risks occur, our business, results of operations and financial condition could be materially and adversely affected and the trading price of our common stock could decline.

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

In addition, ongoing uncertainty relating to various policy changes under the current administration – including developments in trade policy (such as increased tariffs), changes in interest rate policy, potential reductions in government reimbursement and shifts in broader healthcare policy – could increase financial pressures faced by our existing and prospective hospital customers. These actual or anticipated policy changes may lead to higher operating costs for our customers, as well as tighter operating budgets and more cautious capital spending decisions. Additionally, broader economic uncertainty and market volatility – driven in part by these evolving policies – could exacerbate financial strain on our customers, potentially resulting in delayed or reduced purchases of our products and services. These factors could adversely impact our revenues, results of operations and financial condition in future periods.

If our customers continue to face prolonged periods of rising interest rates, capital budget constraints, volatility, uncertainty, staffing shortages, cash flow challenges, rising costs and other financial pressures, whether due to general macroeconomic conditions, evolving policy changes under the current administration (including trade policy developments, reductions in government reimbursement or shifts in healthcare policy), cybersecurity events or other factors, it could ultimately adversely impact our ability to expand existing customer relationships or attract new customers of Tablo, timely collect amounts due, effectively manage our inventory levels, and have a material adverse effect on our bookings, revenues, results of operations, financial condition, and, ultimately, our future growth and profitability.

Litigation and other legal proceedings may adversely affect our business.

From time to time we may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. For example, on August 29, 2024 and October 18, 2024, two purported stockholder class action lawsuits were filed against the Company, our Chief Executive Officer, Chief Financial Officer and former Chief Financial Officer, in the U.S. District Court for the Northern District of California alleging that the defendants violated federal securities laws by making false or misleading statements about our business, operations and prospects related to the sale and marketing of the Tablo Hemodialysis System and TabloCart with Prefiltration, including concerning the impact of certain FDA processes for these products on our revenue growth. Further, on November 29, 2024 and April 28, 2025 Outset stockholders purporting to act on behalf of the Company filed lawsuits in the U.S. District Court for the Northern District of California against current and former members of our Board of Directors and certain of our officers, alleging that the defendants breached their fiduciary duties to the Company in connection with the same alleged events and alleged materially false and misleading statements asserted in the stockholder class action lawsuits. For more information, see the section entitled “Litigation” in Note 6, Commitments and Contingencies, to our unaudited condensed financial statements included in this Quarterly Report. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for Tablo, even if the regulatory or legal action is unfounded or not material to our operations.

The medical device industry is subject to extensive regulatory obligations and policies that are subject to change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.

Federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles, including, for example, the current administration’s commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as the Department of Health and Human Services (HHS), the FDA, and the Centers for Medicare and Medicaid Services (CMS). Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees and operations, which may lead to slower response times, less guidance from the agency, and longer review periods, potentially affecting our ability to progress development of, or obtain regulatory clearance or approval for, any future product modifications or new products. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on both our business and that of our customers that are difficult to predict.

Additionally, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by HHS, FDA, CMS and other agencies with significant oversight of the medical device industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Form of Amended and Restated Certificate of Incorporation of Outset Medical, Inc.	S-1/A	333-248225	3.1	September 9, 2020

3.2	Form of Amended and Restated Bylaws of Outset Medical, Inc.	S-1/A	333-248225	3.2	September 9, 2020

3.3	Amendment No. 1 To Amended and Restated Bylaws of Outset Medical, Inc., dated January 23, 2025	8-K	001-39513	3.1	January 24, 2025

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-39513	3.1	January 8, 2025

4.1	Form of Common Stock Certificate	S-1/A	333-248225	4.1	September 9, 2020

4.2	Amended and Restated Registration Rights Agreement	S-1	333-248225	4.2	August 21, 2020

4.3	Form of Series A Warrant Agreement #1	S-1	333-248225	4.3	August 21, 2020

4.4	Form of Series A Warrant Agreement #2	S-1	333-248225	4.4	August 21, 2020

4.5	Description of Outset Medical, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	001-39513	4.5	March 22, 2021

4.6	Warrant Certificate, dated January 8, 2025, issued by Outset Medical, Inc. to Perceptive Credit Holdings IV, LP	8-K	001-39513	4.1	January 8, 2025

10.1†*	Outset Medical, Inc. 2020 Equity Incentive Plan, as amended and restated

10.2†*	Outset Medical, Inc. Employee Stock Purchase Plan, as amended and restated

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith.

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Outset Medical, Inc.

Date: May 7, 2025	By:	/s/ Leslie Trigg
Leslie Trigg
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Nabeel Ahmed
Nabeel Ahmed
Chief Financial Officer (Principal Financial and Accounting Officer)