Form 10-Q
period 2025-06-30
Outset Medical, Inc.
filed 2025-08-07
CIK 1484612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 17,766,193 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Outset Medical, Inc.

Condensed Balance Sheets

(in thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,559	$124,014
Short-term investments	144,531	34,671
Accounts receivable, net	34,891	35,619
Inventories	52,249	59,387
Prepaid expenses and other current assets	4,348	4,530
Total current assets	275,578	258,221
Restricted cash	3,329	3,329
Property and equipment, net	6,166	8,133
Operating lease right-of-use assets	3,168	3,940
Other assets	560	2,172
Total assets	$288,801	$275,795
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,445	$3,862
Accrued compensation and related benefits	9,789	16,821
Accrued expenses and other current liabilities	8,518	8,205
Accrued warranty liability	1,239	1,938
Deferred revenue, current	14,009	12,753
Operating lease liabilities, current	1,909	1,799
Total current liabilities	36,909	45,378
Accrued interest	—	2,695
Deferred revenue	587	844
Operating lease liabilities	1,707	2,684
Term loans	94,814	197,375
Total liabilities	134,017	248,976
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized as of June 30, 2025 and December 31, 2024; 21 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3,841	—
Common stock, $0.001 par value; 300,000 shares authorized as of June 30, 2025 and December 31, 2024; 17,766 and 3,530 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	18	4
Additional paid-in capital	1,284,923	1,116,496
Accumulated other comprehensive income	49	42
Accumulated deficit	(1,134,047)	(1,089,723)
Total stockholders' equity	154,784	26,819
Total liabilities and stockholders' equity	$288,801	$275,795

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$23,082	$19,238	$44,376	$39,666
Service and other revenue	8,337	8,150	16,795	15,890
Total revenue	31,419	27,388	61,171	55,556
Cost of revenue:
Cost of product revenue	11,791	10,567	22,793	23,148
Cost of service and other revenue	7,761	7,039	15,445	14,411
Total cost of revenue	19,552	17,606	38,238	37,559
Gross profit	11,867	9,782	22,933	17,997
Operating expenses:
Research and development	5,289	9,734	10,804	22,369
Sales and marketing	14,280	18,128	27,932	39,176
General and administrative	9,163	12,684	17,461	24,128
Total operating expenses	28,732	40,546	56,197	85,673
Loss from operations	(16,865)	(30,764)	(33,264)	(67,676)
Interest income and other income, net	1,903	2,471	3,879	5,569
Interest expense	(3,475)	(6,010)	(7,035)	(11,978)
Loss on extinguishment of term loan	—	—	(7,685)	—
Loss before provision for income taxes	(18,437)	(34,303)	(44,105)	(74,085)
Provision for income taxes	104	151	219	313
Net loss	$(18,541)	$(34,454)	$(44,324)	$(74,398)

Net loss per share, basic and diluted	$(1.04)	$(9.96)	$(3.57)	$(21.72)
Shares used in computing net loss per share, basic and diluted	17,743	3,458	12,420	3,426

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(18,541)	$(34,454)	$(44,324)	$(74,398)
Other comprehensive (loss) income:
Unrealized gain (loss) on available-for-sale securities	(39)	(44)	7	(370)
Comprehensive loss	$(18,580)	$(34,498)	$(44,317)	$(74,768)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	—	$—	3,530	$4	$1,116,496	$42	$(1,089,723)	$26,819
Issuance of Series A convertible preferred stock, net of issuance costs	863	161,071	—	—	—	—	—	161,071
Conversion of convertible preferred stock to common stock	(842)	(157,230)	14,046	14	157,216			—
Issuance of common stock warrant, net of issuance costs	—	—	—	—	4,330			4,330
Issuance of common stock through employee stock purchase plan	—	—	60	—	408	—	—	408
Issuance of common stock for settlement of RSUs	—	—	86	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,977	—	—	2,977
Unrealized gain on available-for-sale securities	—	—	—	—	—	46	—	46
Net loss	—	—	—	—	—	—	(25,783)	(25,783)
Balance as of March 31, 2025	21	$3,841	17,722	$18	$1,281,427	$88	$(1,115,506)	$169,868
Issuance of common stock for settlement of RSUs	—	—	44	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,496	—	—	3,496
Unrealized loss on available-for-sale securities	—	—	—	—	—	(39)	—	(39)
Net loss	—	—	—	—	—	—	(18,541)	(18,541)
Balance as of June 30, 2025	21	$3,841	17,766	$18	$1,284,923	$49	$(1,134,047)	$154,784

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands)

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	—	$—	3,354	$3	$1,084,562	$68	$(961,747)	$122,886
Issuance of common stock through employee stock purchase plan	—	—	52	1	2,079	—	—	2,080
Issuance of common stock for settlement of RSUs	—	—	40	—	295	—	—	295
Stock option exercises	—	—	—	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	8,203	—	—	8,203
Unrealized loss on available-for-sale securities	—	—	—	—	—	(326)	—	(326)
Net loss	—	—	—	—	—	—	(39,944)	(39,944)
Balance as of March 31, 2024	—	$—	3,446	$4	$1,095,145	$(258)	$(1,001,691)	$93,200
Issuance of common stock for settlement of RSUs	—	—	21	—	—	—	—	—
Stock option exercises	—	—	5	—	77	—	—	77
Stock-based compensation expense	—	—	—	—	9,820	—	—	9,820
Unrealized loss on available-for-sale securities	—	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	—	(34,454)	(34,454)
Balance as of June 30, 2024	—	$—	3,472	$4	$1,105,042	$(302)	$(1,036,145)	$68,599

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(44,324)	$(74,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,473	18,023
Depreciation and amortization	2,449	2,931
Non-cash lease expense	772	700
Non-cash interest expense	1,335	1,241
Amortization of premium on investments, net	(1,028)	(2,928)
Provision for inventories	(160)	706
Loss on disposal of property and equipment	2	23
Provision for credit losses	1,622	1,813
Loss on extinguishment of term loan	7,685	—
Changes in operating assets and liabilities:
Accounts receivable	(893)	(2,953)
Inventories	7,297	(13,214)
Prepaid expenses and other assets	468	1,196
Accounts payable	(2,502)	(544)
Accrued compensation and related benefits	(7,032)	(7,279)
Accrued expenses and other current liabilities	610	(3,695)
Accrued warranty liability	(698)	(1,513)
Deferred revenue	999	1,410
Operating lease liabilities	(866)	(766)
Accrued interest	(2,695)	—
Net cash used in operating activities	(30,486)	(79,247)
Cash flows from investing activities:
Purchases of property and equipment	(415)	(474)
Purchases of investment securities	(153,653)	(128,445)
Sales and maturities of investment securities	44,827	108,829
Net cash used in investing activities	(109,241)	(20,090)
Cash flows from financing activities:
Proceeds from stock option exercises and ESPP purchases	408	2,163
Proceeds from issuance of term loans, net of issuance costs	98,270	66,524
Repayment of term loan and extinguishment costs	(204,954)	—
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	161,548	—
Net cash provided by financing activities	55,272	68,687
Net decrease in cash, cash equivalents and restricted cash	(84,455)	(30,650)
Cash, cash equivalents and restricted cash as of beginning of period	127,343	71,838
Cash, cash equivalents and restricted cash as of end of period	$42,888	$41,188

Summary of cash, cash equivalents and restricted cash reported within the balance sheets:
Cash and cash equivalents	$39,559	$37,859
Restricted cash	3,329	3,329
Total cash, cash equivalents and restricted cash	$42,888	$41,188

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow disclosures:
Cash paid for income taxes	$212	$356
Cash paid for interest	$10,140	$10,102
Cash paid for amounts included in the measurement of operating lease liabilities	$866	$766

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$101	$115
Transfer of inventories to property and equipment	$—	$148
Fair value of common stock warrant	$4,367	$—

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

Liquidity

Since inception, the Company has incurred net losses and negative cash flows from operations. During the six months ended June 30, 2025 and 2024, the Company incurred a net loss of $44.3 million and $74.4 million, respectively, and cash outflow from operating activities of $30.5 million and $79.2 million, respectively. As of June 30, 2025, the Company had an accumulated deficit of $1.1 billion.

As of June 30, 2025, the Company had cash, cash equivalents, restricted cash and short-term investments of $187.4 million. In January and March 2025, the Company sold 863,000 shares of its Series A Non-Voting Convertible Preferred Stock (Series A Convertible Preferred Stock) at a price of $200.00 per share in a private placement transaction (the Private Placement) for total gross proceeds of $172.7 million, before deducting placement agent fees and other offering expenses. Subsequently, 842,000 shares of Series A Convertible Preferred Stock were converted into 14,046,000 shares of the Company’s common stock. See Note 8 for further details.

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

Furthermore, in September 2024, the Company received notice from the Nasdaq Stock Market LLC (Nasdaq) that it no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market. Although compliance was regained in December 2024, the Company received a second notice of non-compliance in February 2025 after again failing to meet the minimum bid price requirement. Following the Reverse Stock Split, the Company regained compliance. However, if the Company is unable to maintain compliance with the minimum bid price requirement or other applicable Nasdaq listing rules, it may not be able to maintain the listing of its common stock on Nasdaq, which could adversely affect its ability to issue additional securities or obtain additional financing on terms acceptable to it, or at all.

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

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, that are necessary for the fair statement of the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three- and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations to be anticipated for any other future annual or interim period. The condensed balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date.

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

3. Revenue and Deferred Revenue

Disaggregation of Revenue

Revenue by source consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consoles	$8,932	$7,161	$16,023	$16,371
Consumables	14,150	12,077	28,353	23,295
Total product revenue	23,082	19,238	44,376	39,666
Service and other revenue	8,337	8,150	16,795	15,890
Total revenue	$31,419	$27,388	$61,171	$55,556

Remaining Performance Obligations and Contract Liabilities

As of June 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer service contracts that are unsatisfied or partially unsatisfied was $14.6 million, which is recorded as deferred revenue on the Company’s condensed balance sheets. Of that amount, $14.0 million will be recognized as revenue during the next 12 months and $0.6 million thereafter.

The contract liabilities consist of deferred revenue which represents payments received in advance of revenue recognition. Revenue under these agreements is recognized over the related service period. During the three and six months ended June 30, 2025, the Company recognized $4.7 million and $10.6 million of previously deferred revenue, respectively.

4. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		June 30, 2025
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$23,312	$—	$—	$23,312
Corporate debt	Level 2	1,825	—	—	1,825
Short-term investments:
U.S. Treasury securities	Level 1	84,841	24	(11)	84,854
U.S. government-sponsored enterprises debt securities	Level 2	3,999	—	(1)	3,998
Corporate debt	Level 2	50,625	36	(2)	50,659
Commercial paper	Level 2	1,945	—	—	1,945
Foreign entity bond	Level 2	3,071	4	—	3,075
Total cash equivalents and short-term investments		$169,618	$64	$(14)	$169,668

		December 31, 2024
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$110,979	$—	$—	$110,979
Short-term investments:
Corporate debt	Level 2	34,629	43	(1)	34,671
Total cash equivalents and short-term investments		$145,608	$43	$(1)	$145,650

As of June 30, 2025, the remaining contractual maturities for available-for-sale securities were one month to seventeen months.

The following tables present the breakdown of the available-for-sale debt securities with unrealized losses as of June 30, 2025, and December 31, 2024 (in thousands):

	June 30, 2025
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$53,148	$(11)	$—	$—	$53,148	$(11)
U.S. government-sponsored enterprises debt securities	$3,999	$(1)	$—	$—	$3,999	$(1)
Corporate debt	$9,604	$(2)	$—	$—	$9,604	$(2)
Total	$66,751	$(14)	$—	$—	$66,751	$(14)

	December 31, 2024
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt	2,994	(1)	—	—	2,994	(1)
Total	$2,994	$(1)	$—	$—	$2,994	$(1)

The unrealized losses on the Company’s available-for-sale debt securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. As of June 30, 2025, the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Additional factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security. For the three and six months ended June 30, 2025 and 2024, the Company did not recognize credit loss related to available-for-sale debt securities.

5. Balance Sheet Components

Accounts Receivable

The following table presents the activities in the Company’s allowance for credit losses (in thousands):

Balance as of December 31, 2024	$2,577
Increase in allowance	1,622
Write-offs	—
Balance as of June 30, 2025	$4,199

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$26,788	$25,703
Work in process	7,638	9,973
Finished goods	17,823	23,711
Total inventories	$52,249	$59,387

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Inventory	$2,285	$2,079
Research and development expenses	139	219
Professional services	939	1,084
Customer rebates	1,966	1,733
Other	3,189	3,090
Total accrued expenses and other current liabilities	$8,518	$8,205

6. Commitments and Contingencies

Litigation

On August 29, 2024, a purported stockholder class action lawsuit (the Porcelli Complaint), Porcelli v. Outset Medical, Inc., et al., 5:24-cv-06124-EJD, was filed in the U.S. District Court for the Northern District of California, against the Company, its Chief Executive Officer, and then-Chief Financial Officer. On October 18, 2024, a second purported stockholder class action lawsuit (the Plymouth Complaint; together with the Porcelli Complaint, the Class Actions), Plymouth County Retirement Association v. Outset Medical, Inc., et al., 5:24-cv-06124-HSG, was filed in the same court. The second lawsuit also named the Company’s prior Chief Financial Officer as a defendant (together with the CEO and then-CFO, the Class Defendants). The Porcelli Complaint alleged that, between August 1, 2022 and August 7, 2024, defendants made materially false or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act) regarding the Company’s business, operations, and prospects related to the sale and marketing of the Tablo Hemodialysis System and TabloCart with Prefiltration, including concerning the impact of certain FDA processes for these products on the Company’s revenue growth. The Plymouth Complaint alleged similar violations between September 15, 2020 and August 7, 2024. On March 18, 2025, the court consolidated the Class Actions into one action captioned In re Outset Medical, Inc. Securities Litigation, Case No. 5:24-cv-06124-EJD, appointing a lead Plaintiff and lead Counsel. The lead plaintiff filed its consolidated amended complaint on June 6, 2025. The Class Defendants’ deadline to respond to or file a motion to dismiss is August 14, 2025, with additional briefing to follow.

On November 29, 2024, an Outset stockholder purporting to act on behalf of the Company filed an action in the U.S. District Court for the Northern District of California against current and former members of Outset’s Board of Directors and certain of its officers (the Derivative Defendants), alleging that the Derivative Defendants breached their fiduciary duties to the Company in connection with the same alleged events and alleged materially false and misleading statements asserted in the Class Actions described above. Three additional substantively duplicative actions were filed in the U.S. District Court for the Northern District of California on April 28, 2025, May 8, 2025, and June 16, 2025. The complaints seek unspecified monetary damages and other relief. On July 17, 2025, the court entered a stay of all derivative actions pending the outcome of the Class Defendants’ forthcoming motion to dismiss the consolidated amended complaint.

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

7. Term Loans

Term loans consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Principal of term loans	$100,727	$200,000
Unamortized debt discount	(5,913)	(2,625)
Term loans, noncurrent	$94,814	$197,375

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

As of December 31, 2024, $200.0 million was outstanding under the SLR Term Loan Facility and no amounts were outstanding under the SLR Revolver. On January 3, 2025, the Company terminated the SLR Credit Facility Agreements and repaid in full all amounts due, including a final payment of $7.5 million and a termination fee of $0.1 million, using the proceeds from the Perceptive Term Loan as described below, together with cash on hand. The repayment of the SLR Credit Facilities was accounted for as a debt extinguishment, which resulted in a loss on extinguishment of $7.7 million recorded in the accompanying condensed statements of operations for the six months ended June 30, 2025.

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

On the Closing Date, the Company issued to Perceptive Credit Holdings IV, LP as the initial lender a warrant to purchase 375,000 of shares of the Company’s common stock (the Closing Date Warrant), at an exercise price equal to $12.00 per share. If the Company draws the Delayed Draw Loan, the Company is required to issue additional warrant(s) to the lenders to purchase 94,000 shares of the Company’s common stock (the Delayed Draw Warrant), at an exercise price equal to the average closing price of the Company’s common stock for the 5 trading days immediately preceding the issuance date of the Delayed Draw Warrant. Both the Closing Date Warrant and the Delayed Draw Warrant, if issued, are exercisable during the seven years after the date of issuance.

The fair value of the Closing Date Warrant of $4.4 million and the debt issuance costs paid directly to Perceptive Credit Holdings IV, LP along with other debt issuance costs amounting to $6.5 million were accounted for as a direct deduction from the term loan balance on the balance sheets and are being recognized as non-cash interest expense over the term of the loan using the effective interest method.

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

On March 10, 2025, following the stockholder approval of the Company’s issuance of common stock in excess of 20% of the Company’s then outstanding shares of common stock at the Special Meeting, 842,000 shares of Series A Convertible Preferred Stock were converted into 14,046,000 shares of the Company’s common stock at the conversion price of $12.00 per share in accordance with the Certificate of Designation. Following the conversion, 21,000 shares of the Series A Convertible Preferred Stock remain issued and outstanding as of June 30, 2025.

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

As of June 30, 2025, aggregate common stock warrants of 379,000 shares with a weighted average exercise price of $13.19 per share were outstanding and exercisable. Of these warrants, 4,000 shares expire in September 2025.

9. Equity Incentive Plan

Equity Incentive Plan

At the Company’s annual meeting of stockholders held on June 2, 2025 (the 2025 Annual Meeting), the Company’s stockholders approved an amendment to the Company’s 2020 Equity Incentive Plan (2020 Plan) to increase the number of shares of common stock available for issuance under the plan by 1,950,000 shares. As of June 30, 2025, 1,370,000 shares were reserved for future issuance under the 2020 Plan.

Employee Share Purchase Plan (ESPP)

At the 2025 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s ESPP to increase the number of shares of common stock available for issuance under the plan by 255,000 shares. As of June 30, 2025, 276,000 shares of common stock were reserved for issuance in connection with the current and future offering periods under the ESPP.

Restricted Stock

The Company issues restricted stock units (RSUs) and performance stock units (PSUs), both of which are considered restricted stock. The Company grants restricted stock pursuant to the 2020 Plan and satisfies such grants through the issuance of new shares. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock.

RSUs with a service-based vesting condition granted to a grantee, beginning in February 2022, generally vest over a three-year period as follows: (i) 25% on the first anniversary of the vesting commencement date, 25% quarterly over the course of the second year, and 50% quarterly over the course of the third year, or (ii) 33% on the first anniversary of the vesting commencement date, with the balance vesting quarterly over the remaining two years.

Annual RSUs granted to non-executive employees in 2025 vest over one year with 100% vesting on the first anniversary of the grant date while the annual RSUs granted to executives in 2025 vest over a two-year period with 50% vesting on the first anniversary of the vesting commencement date, and the remaining 50% vesting quarterly over the following year.

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

Since 2022, the Company has granted a mix of 50% PSUs and 50% RSUs to its CEO, and a mix of 20% PSUs and 80% RSUs to its other executive officers and certain other senior leaders on an annual basis. These PSUs are earned and vest based on achievement against a performance-based metric and a market-based metric as follows:

•
Performance-based vesting conditions:
o
PSUs granted in 2022 through 2024 are earned based on the number of patients treating at home on Tablo as of the end of the second or third year following the grant date (Year 2 or Year 3), with earned units vesting either (i) 50% after certification of achievement following the end of Year 2 and 50% at the end of Year 3 or (ii) 100% after certification of achievement following the end of Year 3 (Home PSUs); or
o
PSUs granted in 2025 are earned based on the Company’s three-year non-GAAP cumulative earnings before income tax, depreciation and amortization (EBITDA) at the end of 2027, with 100% of earned units vesting after certification of the achievement level following the end of 2027 (EBITDA PSUs).

•
Market-based vesting conditions:
o
PSUs granted in 2022 through 2025 are earned based on the Company’s relative total stockholder return (Relative TSR) at the end of a two-year or three-year performance period as compared to companies in a pre-determined index of medical device companies, in each case, with 100% of earned units vesting at the end of Year 3, or after certification of achievement following the end of the three-year performance period (Relative TSR PSUs).

The number of units earned varies based on actual performance as follows: (i) from 0% to 200% (250% for the CEO) of the target number of the Home PSUs and EBITDA PSUs granted, (ii) from 75% to 150% (250% for the CEO) of the target number of Relative TSR PSUs granted in 2022 and 2023 and (iii) from 0% to 200% (250% for the CEO) of the target number of Relative TSR PSUs granted in 2024 and 2025.

The grant dates for the Home PSUs and EBITDA PSUs are not considered established until the Compensation Committee of the Board approves the target and it is communicated to the award recipients, which then triggers the service inception date, the fair value of the awards, and the associated expense recognition period. Once the grant dates for the Home PSUs and EBITDA PSUs have been established, the related stock-based compensation expense would be recorded based on the forecasted performance, which is reassessed each reporting period based on the probability of achieving the performance conditions.

In 2024, the Company also granted a new type of PSU award to executive officers and certain other senior leaders which is earned and vests based on appreciation of the Company’s stock price above pre-determined stock price triggers or achievement of specified non-GAAP operating income targets over a performance period of up to three years.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in the accompanying condensed statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of revenue	$186	$531	$303	$796
Research and development	750	2,293	1,309	4,625
Sales and marketing	933	2,494	1,412	3,953
General and administrative	1,627	4,502	3,449	8,649
Total stock-based compensation expense	$3,496	$9,820	$6,473	$18,023

10. Income Taxes

For each of the three and six months ended June 30, 2025 and 2024, the Company incurred an income tax provision of an insignificant amount, which related to foreign income taxes for the Company’s Mexico operations. The U.S. federal and state net deferred tax assets have been fully offset by a valuation allowance, as the Company believes it is not more likely than not that the deferred tax assets will be realized.

11. Net Loss Per Share

The following outstanding potentially dilutive shares were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and Six Months Ended
	June 30,
	2025	2024
Stock options to purchase common stock	90	107
Restricted stock units	780	318
Performance stock units	106	21
Shares committed under ESPP	8	3
Series A Convertible Preferred Stock	343	—
Warrants to purchase common stock	379	4
Total	1,706	453

12. Segment

The key measure of segment profit or loss that the Company’s chief operating decision maker (CODM), its Chief Executive Officer, uses to allocate resources and assess performance is the Company’s net loss, as reported on the accompanying condensed statements of operations. Net income is used to monitor budget versus actual results.

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

In connection with steps the Company took to help optimize its commercial organization, and to help improve operational efficiencies and reduce operating expenses to align with anticipated revenue growth, in the third quarter of 2024, the Company completed an additional restructuring plan primarily impacting its commercial organization. The Company incurred restructuring charges of $1.4 million in the third quarter of 2024 for employee severance and other termination benefits associated with this restructuring.

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

The following table sets forth severance and related benefits charges included in the accompanying condensed statements of operations (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Cost of revenue	$—	$213
Research and development	34	1,099
Sales and marketing	—	1,011
General and administrative	(42)	455
Total	$(8)	$2,778

For the six months ended June 30, 2025, changes in liabilities resulting from the restructuring accruals, which were recorded in accrued compensation and related benefits on the accompanying condensed balance sheet, were as follows (in thousands):

Balance as of December 31, 2024	$1,501
Charges	34
Payments and other adjustments	(1,510)
Balance as of June 30, 2025	$25

14. Related Party Transactions

As discussed in Note 8, certain of the Company’s directors, officers and employees purchased 19,000 shares of Series A Convertible Preferred Stock for a total purchase price of $3.9 million in March 2025. These shares of Series A Convertible Preferred Stock were subsequently converted to common stock.

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

In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “plan,” “expect” or the negative or plural of these words or similar expressions. The forward-looking statements in this report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include those described throughout this Quarterly Report, including in this discussion as well as in the section titled “Risk Factors” under Part II, Item 1A below and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements, like all statements in this report, speak only as of their date, and, except as required by law we undertake no obligation to update or revise these statements, whether as a result of any new information, future developments or otherwise. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

We generate revenue from the placement of Tablo consoles along with accessories, and shipping and handling charged to customers, which revenue is recognized up-front. We also earn recurring revenue from sales of consumables, including Tablo cartridge, and services, which generates significant total revenue over the life of Tablo consoles. Our total revenues were $31.4 million and $27.4 million for the three months ended June 30, 2025 and 2024, respectively, and $61.2 million and $55.6 million for the six months ended June 30, 2025 and 2024, respectively.

We primarily sell our solutions through our direct sales organization, which covers most major metropolitan markets in the United States. Our sales organization is comprised of our capital sales team, responsible for generating new customer demand for Tablo, and our clinical sales team, responsible for driving utilization and fleet expansion of Tablo at existing customer sites. In addition, our field service team provides maintenance services and product support to our customers. Our field sales and service teams represent 59% of our total full-time employees as of June 30, 2025. The same sales organization and field service team drive Tablo penetration in both the acute and home markets. We believe the ability to leverage one team to serve both markets will result in significant productivity and cost optimization as we continue to scale our business.

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

Key Factors Affecting Our Performance

We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by the following factors. While we believe each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address the factors below is subject to various risks and uncertainties, including those described in the section titled “Risk Factors.”

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

Gross Margin

Our ability to expand our gross margins depends on: first, our ability to continue to sell Tablo cartridges, services, and accessories for Tablo consoles; second, our ability to reduce the cost of service and third, our ability to reduce the cost to manufacture Tablo consoles. Our ability to expand gross margins will also depend in part on our ability to control the average selling prices of our products and services, including by selling higher-margin accessories, consumables and services. Further, we will continue to utilize our cloud-based data system, as well as enhanced product and support performance, to improve service margin and drive down service costs per console. In addition, over the past several years, we have moved the production of Tablo consoles and a majority of Tablo cartridges in-house to our manufacturing facility in Tijuana, Mexico which we operate in collaboration with TACNA, as part of our cost reduction activities. This has helped further our long-term gross margin expansion and supply continuity strategies while reducing the costs of Tablo console production and improving the flexibility of our operations. We will continue our cost reduction activities by using our design, engineering, supply chain and manufacturing capabilities to help further advance and improve the efficiency of our manufacturing processes, lowering the cost of parts and components and lowering our costs of production. Our ability to expand gross margins depends on our ability to successfully execute these strategies, as well as the impact of macroeconomic factors described below, including the tariffs imposed by the current administration.

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

From a supply chain perspective, we have worked closely with our manufacturing partners and suppliers to enable us to source key components and maintain appropriate inventory levels to meet customer demand, and have not experienced material disruptions in our supply chain to date. However, macroeconomic factors such as rising inflation, increasing labor costs, and surges and shifts in consumer demand have disrupted the operations of certain of our third-party suppliers, resulting, in some cases, in increased lead times and higher component costs. We believe that localizing production of a majority of Tablo cartridges in Mexico (in-house at our manufacturing facility) has helped achieve cost reductions through lower freight costs, further our long-term gross margin expansion and supply continuity strategies and improve the flexibility of our operations. However, we may face increased supply chain constraints in the future, which could negatively impact our ability to meet customer demand on a timely basis, result in customer dissatisfaction and adversely impact our operating margins and results of operations. Moreover, increased tariffs imposed by the current administration, including on goods imported into the United States from Mexico and China, could adversely impact our supply chain and distribution costs, as well as our ability to achieve sustainable gross margins. While we do not believe we have exposure to these potential tariffs as Tablo, TabloCart and Tablo cartridge are covered under a special exemption, we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries (including Mexico and China), what products may be subject to such actions, or what actions may be taken by the other countries in retaliation.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$23,082	$19,238	$44,376	$39,666
Service and other revenue	8,337	8,150	16,795	15,890
Total revenue	31,419	27,388	61,171	55,556
Cost of revenue:
Cost of product revenue	11,791	10,567	22,793	23,148
Cost of service and other revenue	7,761	7,039	15,445	14,411
Total cost of revenue	19,552	17,606	38,238	37,559
Gross profit	11,867	9,782	22,933	17,997
Operating expenses:
Research and development	5,289	9,734	10,804	22,369
Sales and marketing	14,280	18,128	27,932	39,176
General and administrative	9,163	12,684	17,461	24,128
Total operating expenses	28,732	40,546	56,197	85,673
Loss from operations	(16,865)	(30,764)	(33,264)	(67,676)
Interest income and other income, net	1,903	2,471	3,879	5,569
Interest expense	(3,475)	(6,010)	(7,035)	(11,978)
Loss on extinguishment of term loan	—	—	(7,685)	—
Loss before provision for income taxes	(18,437)	(34,303)	(44,105)	(74,085)
Provision for income taxes	104	151	219	313
Net loss	$(18,541)	$(34,454)	$(44,324)	$(74,398)

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Revenue:
Product revenue	$23,082	$19,238	$3,844	20%	$44,376	$39,666	$4,710	12%
Service and other revenue	8,337	8,150	187	2%	16,795	15,890	905	6%
Total revenue	$31,419	$27,388	4,031	15%	$61,171	$55,556	5,615	10%

Product revenue increased by $3.8 million, or 20%, for the three months ended June 30, 2025 as compared to the same period in the prior year. This increase was driven by a $2.0 million increase in consumable revenue due to growth in our console installed base and a $1.8 million increase in console revenue.

Product revenue increased by $4.7 million, or 12%, for the six months ended June 30, 2025 as compared to the same period in the prior year. This increase was driven by a $5.0 million increase in consumable revenue attributable to growth in our console installed base, which was offset by a $0.3 million decrease in console revenue due to fewer consoles being sold in the current year period as compared to prior year period.

Service and other revenue increased for the three and six months ended June 30, 2025 as compared to the same periods in the prior year. The increase was primarily due to services associated with growth in our console installed base.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Gross profit and gross margin:
Gross profit	$11,867	$9,782	$2,085	21%	$22,933	$17,997	$4,936	27%
Gross margin	37.8%	35.7%			37.5%	32.4%

Gross profit increased for the three and six months ended June 30, 2025 as compared to the same periods in the prior year. Gross margin improved by 2.1 percentage points for the three months ended June 30, 2025 and 5.1 percentage points for the six months ended June 30, 2025 as compared to the same periods in the prior year. These improvements in gross profit and gross margin were primarily driven by higher average selling prices for consoles and consumables and lower unit cost per console. These improvements were slightly offset by lower gross margin on service and other revenue as a result of one-time strategic investment in service operations to enhance console reliability.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Operating expenses:
Research and development	$5,289	$9,734	$(4,445)	(46)%	$10,804	$22,369	$(11,565)	(52)%
Sales and marketing	14,280	18,128	(3,848)	(21)%	27,932	39,176	(11,244)	(29)%
General and administrative	9,163	12,684	(3,521)	(28)%	17,461	24,128	(6,667)	(28)%
Total operating expenses	$28,732	$40,546	(11,814)	(29)%	$56,197	$85,673	(29,476)	(34)%

Research and development expenses decreased for the three and six months ended June 30, 2025 as compared to the same periods in the prior year. The decrease was primarily due to an overall decrease in compensation-related and stock-based compensation expense, consulting expense, and infrastructure costs resulting from our cost reduction efforts implemented in the fourth quarter of 2023, in 2024 and early 2025.

Sales and marketing expenses decreased for the three and six months ended June 30, 2025 as compared to the same periods in the prior year. The decrease was primarily driven by an overall decrease in compensation-related and stock-based compensation expense, freight, travel and consulting expenses resulting from our cost reduction efforts implemented in the fourth quarter of 2023, in 2024 and early 2025. The decreases for the six months ended June 30, 2025 were also reduced by the reduction in infrastructure costs.

General and administrative expenses decreased for the three and six months ended June 30, 2025 as compared to the same period in the prior year. The decrease was primarily due to an overall decrease in compensation-related and stock-based compensation expense, and consulting expenses resulting from our cost reduction efforts implemented in the fourth quarter of 2023, in 2024 and early 2025. Our provision for credit losses also decreased as compared to the prior year periods.

Other Income (Expenses), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Other income (expenses), net:
Interest income and other income, net	$1,903	$2,471	$(568)	(23)%	$3,879	$5,569	$(1,690)	(30)%
Interest expense	(3,475)	(6,010)	2,535	(42)%	(7,035)	(11,978)	4,943	(41)%
Loss on extinguishment of term loan	—	—	—	—	(7,685)	—	(7,685)	*
Total other expenses, net	$(1,572)	$(3,539)	1,967	(56)%	$(10,841)	$(6,409)	(4,432)	69%
* Not meaningful

The decrease in interest income and other income, net for the three and six months ended June 30, 2025 as compared to the same periods in the prior year were driven by a lower average short-term investment balance in 2025.

The decreases in interest expense for the three and six months ended June 30, 2025 were primarily due to a lower outstanding term loan balance in 2025.

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

As of June 30, 2025, we had cash, cash equivalents, restricted cash, and short-term investments of $187.4 million. In January and March 2025, we sold 863,340 shares of Series A Convertible Preferred Stock at a price of $200.00 per share in the Private Placement for total gross proceeds of $172.7 million, before deducting placement agent fees and other offering expenses. Subsequently, 842,753 shares of Series A Convertible Preferred Stock were converted into 14,045,866 shares of our common stock.

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

In September 2024, we received notice from the Listing Qualifications staff of Nasdaq that we no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market. Although compliance was regained in December 2024, we received a second notice of non-compliance in February 2025 after again failing to meet the minimum bid price requirement. Following the Reverse Stock Split, the Company regained compliance. However, if we are unable to maintain compliance with the minimum bid price requirement or other applicable Nasdaq listing rules, we may not be able to maintain the listing of our common stock on Nasdaq, which could adversely affect our ability to issue additional securities or obtain additional financing on terms acceptable to us, or at all.

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

Cash Flows Summary

The following table summarizes the cash flows for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(30,486)	$(79,247)
Investing activities	(109,241)	(20,090)
Financing activities	55,272	68,687
Net decrease in cash, cash equivalents and restricted cash	$(84,455)	$(30,650)

Operating Activities

The net cash used in operating activities of $30.5 million for the six months ended June 30, 2025 was due to a net loss of $44.3 million, a net cash outflow from the change in our operating assets and liabilities of $5.3 million, and the amortization of premiums on investments of $1.0 million, which were adjusted by loss on extinguishment of term loan of $7.7 million, stock-based compensation expense of $6.5 million, depreciation and amortization of $2.4 million, provision for credit losses of $1.6 million, non-cash interest expense of $1.3 million, non-cash lease expense of $0.8 million, and provision for inventories of $0.2 million. The net cash outflow from operating assets and liabilities was primarily due to a decrease in accrued compensation and related benefits resulting from the payouts of 2024 annual cash bonus, a decrease in accrued interest as a result of the termination of the SLR Term Loan, a decrease in accounts payable, an increase in accounts receivable resulting from the timing of collection and decreases in operating lease liabilities and accrued warranty liability. The net cash outflow from operating assets and liabilities was partially offset by a decrease in inventory, an increase in deferred revenue due to growth in our business, increases in accrued expenses and other current liabilities and a decrease in prepaid expenses and other assets.

Investing Activities

The net cash used in investing activities of $109.2 million for the six months ended June 30, 2025 was due to purchases of short-term investment securities of $153.7 million and purchases of property and equipment of $0.4 million, which was partially offset by the maturities of short-term investment securities of $44.8 million.

Financing Activities

The net cash provided by financing activities of $55.3 million for the six months ended June 30, 2025 was due to net proceeds of $161.5 million from the issuance of Series A Convertible Preferred Stock, net proceeds of $98.3 million from borrowings under the Perceptive Term Loan Facility, and proceeds from ESPP purchases, partially offset by cash outflow of $205.0 million in repayment of the SLR Term Loan which included final payment and termination fees.

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

Not applicable.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report, as updated by the risk factors discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 (Q1 2025 Quarterly Report), which could materially affect our business, financial position, or future results of operations. There have been no material changes to the risk factors described in our 2024 Annual Report, as updated by our Q1 2025 Quarterly Report, except as set forth below. The risks described in our 2024 Annual Report and Q1 2025 Quarterly Report, as updated below, are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also arise and materially impact our business. If any of these risks occur, our business, results of operations and financial condition could be materially and adversely affected and the trading price of our common stock could decline.

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

We also believe that there will continue to be proposals and other actions by legislators and other policymakers at both the federal and state levels, and by regulators and third-party payors to reduce costs. For example, the recently-enacted One Big Beautiful Bill Act aims to reform Medicaid by eliminating certain financial incentives, imposing work requirements on certain adult beneficiaries, and requiring states to increase patient cost-sharing amounts for certain services. We cannot predict with any assurance the ultimate effect of these reforms on our business.

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

From time to time we may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. For example, on August 29, 2024 and October 18, 2024, two purported stockholder class action lawsuits were filed against the Company, our Chief Executive Officer, then-Chief Financial Officer and prior Chief Financial Officer, in the U.S. District Court for the Northern District of California alleging that the defendants violated federal securities laws by making false or misleading statements about our business, operations and prospects related to the sale and marketing of the Tablo Hemodialysis System and TabloCart with Prefiltration, including concerning the impact of certain FDA processes for these products on our revenue growth. Further, on November 29, 2024, April 28, 2025, May 8, 2025 and June 16, 2025 Outset stockholders purporting to act on behalf of the Company filed lawsuits in the U.S. District Court for the Northern District of California against current and former members of our Board of Directors and certain of our officers, alleging that the defendants breached their fiduciary duties to the Company in connection with the same alleged events and alleged materially false and misleading statements asserted in the stockholder class action lawsuits. For more information, see the section entitled “Litigation” in Note 6, Commitments and Contingencies, to our unaudited condensed financial statements included in this Quarterly Report. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for Tablo, even if the regulatory or legal action is unfounded or not material to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Form of Amended and Restated Certificate of Incorporation of Outset Medical, Inc.	S-1/A	333-248225	3.1	September 9, 2020

3.2	Form of Amended and Restated Bylaws of Outset Medical, Inc.	S-1/A	333-248225	3.2	September 9, 2020

3.3	Amendment No. 1 To Amended and Restated Bylaws of Outset Medical, Inc., dated January 23, 2025	8-K	001-39513	3.1	January 24, 2025

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-39513	3.1	January 8, 2025

4.1	Form of Common Stock Certificate	S-1/A	333-248225	4.1	September 9, 2020

4.2	Amended and Restated Registration Rights Agreement	S-1	333-248225	4.2	August 21, 2020

4.3	Form of Series A Warrant Agreement #1	S-1	333-248225	4.3	August 21, 2020

4.4	Form of Series A Warrant Agreement #2	S-1	333-248225	4.4	August 21, 2020

4.5	Description of Outset Medical, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	001-39513	4.5	March 22, 2021

4.6	Warrant Certificate, dated January 8, 2025, issued by Outset Medical, Inc. to Perceptive Credit Holdings IV, LP	8-K	001-39513	4.1	January 8, 2025

10.1†*	Outset Medical, Inc. 2020 Equity Incentive Plan, as amended and restated

10.2†*	Outset Medical, Inc. Employee Stock Purchase Plan, as amended and restated

10.3†*	Offer Letter between Outset Medical, Inc. and Renee Gaeta, dated as of May 31, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith.

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Outset Medical, Inc.

Date: August 6, 2025	By:	/s/ Leslie Trigg
Leslie Trigg
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Renee Gaeta
Renee Gaeta
Chief Financial Officer (Principal Financial and Accounting Officer)