Form 10-Q
period 2025-09-30
Outset Medical, Inc.
filed 2025-11-10
CIK 1484612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, the registrant had 18,153,090 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Outset Medical, Inc.

Condensed Balance Sheets

(in thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,437	$124,014
Short-term investments	142,201	34,671
Accounts receivable, net	32,962	35,619
Inventories	49,289	59,387
Prepaid expenses and other current assets	4,478	4,530
Total current assets	265,367	258,221
Restricted cash	3,329	3,329
Property and equipment, net	5,254	8,133
Operating lease right-of-use assets	2,767	3,940
Other assets	538	2,172
Total assets	$277,255	$275,795
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,724	$3,862
Accrued compensation and related benefits	10,855	16,821
Accrued expenses and other current liabilities	6,692	8,205
Accrued warranty liability	1,363	1,938
Deferred revenue, current	14,900	12,753
Operating lease liabilities, current	1,912	1,799
Total current liabilities	37,446	45,378
Accrued interest	—	2,695
Deferred revenue	676	844
Operating lease liabilities	1,244	2,684
Term loans	95,524	197,375
Total liabilities	134,890	248,976
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized as of September 30, 2025 and December 31, 2024; 21 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3,841	—
Common stock, $0.001 par value; 300,000 shares authorized as of September 30, 2025 and December 31, 2024; 17,809 and 3,530 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	18	4
Additional paid-in capital	1,290,234	1,116,496
Accumulated other comprehensive income	157	42
Accumulated deficit	(1,151,885)	(1,089,723)
Total stockholders' equity	142,365	26,819
Total liabilities and stockholders' equity	$277,255	$275,795

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$20,558	$20,305	$64,934	$59,971
Service and other revenue	8,873	8,361	25,668	24,251
Total revenue	29,431	28,666	90,602	84,222
Cost of revenue:
Cost of product revenue	11,169	11,532	33,962	34,680
Cost of service and other revenue	6,672	7,314	22,117	21,725
Total cost of revenue	17,841	18,846	56,079	56,405
Gross profit	11,590	9,820	34,523	27,817
Operating expenses:
Research and development	5,376	8,139	16,180	30,508
Sales and marketing	13,550	15,417	41,482	54,593
General and administrative	8,477	10,103	25,938	34,231
Total operating expenses	27,403	33,659	83,600	119,332
Loss from operations	(15,813)	(23,839)	(49,077)	(91,515)
Interest income and other income, net	1,855	2,149	5,734	7,718
Interest expense	(3,476)	(6,068)	(10,511)	(18,046)
Loss on extinguishment of term loan	—	—	(7,685)	—
Loss before provision for income taxes	(17,434)	(27,758)	(61,539)	(101,843)
Provision for income taxes	404	182	623	495
Net loss	$(17,838)	$(27,940)	$(62,162)	$(102,338)

Net loss per share, basic and diluted	$(1.00)	$(8.02)	$(4.37)	$(29.71)
Shares used in computing net loss per share, basic and diluted	17,783	3,484	14,228	3,445

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(17,838)	$(27,940)	$(62,162)	$(102,338)
Other comprehensive income:
Unrealized gain on available-for-sale securities	108	654	115	284
Comprehensive loss	$(17,730)	$(27,286)	$(62,047)	$(102,054)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	—	$—	3,530	$4	$1,116,496	$42	$(1,089,723)	$26,819
Issuance of Series A convertible preferred stock, net of issuance costs	863	161,071	—	—	—	—	—	161,071
Conversion of convertible preferred stock to common stock	(842)	(157,230)	14,046	14	157,216			—
Issuance of common stock warrant, net of issuance costs	—	—	—	—	4,330			4,330
Issuance of common stock through employee stock purchase plan	—	—	60	—	408	—	—	408
Issuance of common stock for settlement of RSUs	—	—	86	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,977	—	—	2,977
Unrealized gain on available-for-sale securities	—	—	—	—	—	46	—	46
Net loss	—	—	—	—	—	—	(25,783)	(25,783)
Balance as of March 31, 2025	21	$3,841	17,722	$18	$1,281,427	$88	$(1,115,506)	$169,868
Issuance of common stock for settlement of RSUs	—	—	44	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,496	—	—	3,496
Unrealized loss on available-for-sale securities	—	—	—	—	—	(39)	—	(39)
Net loss	—	—	—	—	—	—	(18,541)	(18,541)
Balance as of June 30, 2025	21	$3,841	17,766	$18	$1,284,923	$49	$(1,134,047)	$154,784
Issuance of common stock through employee stock purchase plan	—	—	27	—	231	—	—	231
Issuance of common stock for settlement of RSUs	—	—	16	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,080	—	—	5,080
Unrealized gain on available-for-sale securities	—	—	—	—	—	108	—	108
Net loss	—	—	—	—	—	—	(17,838)	(17,838)
Balance as of September 30, 2025	21	$3,841	17,809	$18	$1,290,234	$157	$(1,151,885)	$142,365

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands)

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	—	$—	3,354	$3	$1,084,562	$68	$(961,747)	$122,886
Issuance of common stock through employee stock purchase plan	—	—	52	1	2,079	—	—	2,080
Issuance of common stock for settlement of RSUs	—	—	40	—	295	—	—	295
Stock option exercises	—	—	—	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	8,203	—	—	8,203
Unrealized loss on available-for-sale securities	—	—	—	—	—	(326)	—	(326)
Net loss	—	—	—	—	—	—	(39,944)	(39,944)
Balance as of March 31, 2024	—	$—	3,446	$4	$1,095,145	$(258)	$(1,001,691)	$93,200
Issuance of common stock for settlement of RSUs	—	—	21	—	—	—	—	—
Stock option exercises	—	—	5	—	77	—	—	77
Stock-based compensation expense	—	—	—	—	9,820	—	—	9,820
Unrealized loss on available-for-sale securities	—	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	—	(34,454)	(34,454)
Balance as of June 30, 2024	—	$—	3,472	$4	$1,105,042	$(302)	$(1,036,145)	$68,599
Issuance of common stock through employee stock purchase plan	—	—	18	—	121	—	—	121
Issuance of common stock for settlement of RSUs	—	—	13	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,388	—	—	6,388
Unrealized gain on available-for-sale securities	—	—	—	—	—	654	—	654
Net loss	—	—	—	—	—	—	(27,940)	(27,940)
Balance as of September 30, 2024	—	$—	3,503	$4	$1,111,551	$352	$(1,064,085)	$47,822

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(62,162)	$(102,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,553	24,411
Depreciation and amortization	3,460	4,322
Non-cash lease expense	1,173	1,063
Non-cash interest expense	2,045	1,898
Amortization of premium on investments, net	(1,717)	(3,890)
Change in provision for inventories	(203)	644
Change in provision for credit losses	650	1,813
Loss on disposal of property and equipment	5	34
Loss on extinguishment of term loan	7,685	—
Changes in operating assets and liabilities:
Accounts receivable	2,007	(3,092)
Inventories	10,301	(12,989)
Prepaid expenses and other assets	360	1,848
Accounts payable	(2,164)	(1,507)
Accrued compensation and related benefits	(5,966)	(3,991)
Accrued expenses and other current liabilities	(1,216)	(6,327)
Accrued warranty liability	(575)	(1,556)
Deferred revenue	1,979	1,015
Operating lease liabilities	(1,326)	(1,173)
Accrued interest	(2,695)	—
Net cash used in operating activities	(36,806)	(99,815)
Cash flows from investing activities:
Purchases of property and equipment	(575)	(869)
Purchases of investment securities	(193,748)	(150,467)
Sales and maturities of investment securities	88,049	147,121
Net cash used in investing activities	(106,274)	(4,215)
Cash flows from financing activities:
Proceeds from stock option exercises and ESPP purchases	639	2,284
Proceeds from issuance of term loans, net of issuance costs	98,270	66,524
Repayment of term loan and extinguishment costs	(204,954)	—
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	161,548	—
Net cash provided by financing activities	55,503	68,808
Net decrease in cash, cash equivalents and restricted cash	(87,577)	(35,222)
Cash, cash equivalents and restricted cash as of beginning of period	127,343	71,838
Cash, cash equivalents and restricted cash as of end of period	$39,766	$36,616

Summary of cash, cash equivalents and restricted cash reported within the balance sheets:
Cash and cash equivalents	$36,437	$33,287
Restricted cash	3,329	3,329
Total cash, cash equivalents and restricted cash	$39,766	$36,616

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow disclosures:
Cash paid for income taxes	$328	$472
Cash paid for interest	$12,906	$15,537
Cash paid for amounts included in the measurement of operating lease liabilities	$1,326	$1,173

Supplemental non-cash investing and financing activities:
Transfer of inventories to property and equipment	$—	$148
Fair value of common stock warrant	$4,367	$—

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

Liquidity

Since inception, the Company has incurred net losses and negative cash flows from operations. During the nine months ended September 30, 2025 and 2024, the Company incurred a net loss of $62.2 million and $102.3 million, respectively, and cash outflow from operating activities of $36.8 million and $99.8 million, respectively. As of September 30, 2025, the Company had an accumulated deficit of $1.2 billion.

As of September 30, 2025, the Company had cash, cash equivalents, restricted cash and short-term investments of $182.0 million. In January and March 2025, the Company sold 863,000 shares of its Series A Non-Voting Convertible Preferred Stock (Series A Convertible Preferred Stock) at a price of $200.00 per share in a private placement transaction (the Private Placement) for total gross proceeds of $172.7 million, before deducting placement agent fees and other offering expenses. Subsequently, 842,000 shares of Series A Convertible Preferred Stock were converted into 14,046,000 shares of the Company’s common stock. See Note 8 for further details.

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

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, that are necessary for the fair statement of the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three- and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations to be anticipated for any other future annual or interim period. The condensed balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date.

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

2. Summary of Significant Accounting Policies

With the exception of the new accounting policy and new accounting pronouncements below, there have been no other new or material changes to the Company’s significant accounting policies as described in its 2024 Annual Report that have had a material impact on the Company’s condensed financial statements and related notes.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which permits entities to elect a practical expedient to assume current conditions as of the balance sheet date will not change for the remaining life of accounts receivable and contract assets when developing forecasts as part of estimating expected credit losses. The amendments in ASU 2025-05 will be effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively. The Company is currently evaluating this practical expedient and does not expect it to have a material impact on its financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 will be effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted as of the beginning of a fiscal year. The amendments can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact this guidance may have on its financial statements.

3. Revenue and Deferred Revenue

Disaggregation of Revenue

Revenue by source consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consoles	$8,339	$7,709	$24,362	$24,080
Consumables	12,219	12,596	40,572	35,891
Total product revenue	20,558	20,305	64,934	59,971
Service and other revenue	8,873	8,361	25,668	24,251
Total revenue	$29,431	$28,666	$90,602	$84,222

Remaining Performance Obligations and Contract Liabilities

As of September 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer service contracts that are unsatisfied or partially unsatisfied was $15.6 million, which is recorded as deferred revenue on the Company’s condensed balance sheets. Of that amount, $14.9 million will be recognized as revenue during the next 12 months and $0.7 million thereafter.

The contract liabilities consist of deferred revenue which represents payments received in advance of revenue recognition. Revenue under these agreements is recognized over the related service period. During the three and nine months ended September 30, 2025, the Company recognized $2.0 million and $10.2 million of previously deferred revenue, respectively.

4. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		September 30, 2025
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$24,363	$—	$—	$24,363
Short-term investments:
U.S. Treasury securities	Level 1	86,748	81	(6)	86,823
Corporate debt	Level 2	48,287	75	(3)	48,359
Commercial paper	Level 2	3,911	5	—	3,916
Foreign entity bond	Level 2	3,098	5	—	3,103
Total cash equivalents and short-term investments		$166,407	$166	$(9)	$166,564

		December 31, 2024
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$110,979	$—	$—	$110,979
Short-term investments:
Corporate debt	Level 2	34,629	43	(1)	34,671
Total cash equivalents and short-term investments		$145,608	$43	$(1)	$145,650

As of September 30, 2025, the remaining contractual maturities for available-for-sale securities were one month to fifteen months. The unrealized losses for securities in an unrealized loss position for more than 12 months as of September 30, 2025, and December 31, 2024 were immaterial. For the three and nine months ended September 30, 2025 and 2024, the Company did not recognize credit loss related to available-for-sale debt securities.

5. Balance Sheet Components

Accounts Receivable

The following table presents the activities in the Company’s allowance for credit losses (in thousands):

Balance as of December 31, 2024	$2,577
Increase in allowance	1,622
Write-offs	(972)
Balance as of September 30, 2025	$3,227

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$26,025	$25,703
Work in process	7,478	9,973
Finished goods	15,786	23,711
Total inventories	$49,289	$59,387

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Inventory	$1,615	$2,079
Research and development expenses	56	219
Professional services	646	1,084
Customer rebates	818	1,733
Other	3,557	3,090
Total accrued expenses and other current liabilities	$6,692	$8,205

6. Commitments and Contingencies

Litigation

On August 29, 2024, a purported stockholder class action lawsuit (the Porcelli Complaint), Porcelli v. Outset Medical, Inc., et al., 5:24-cv-06124-EJD, was filed in the U.S. District Court for the Northern District of California, against the Company, its Chief Executive Officer, and then-Chief Financial Officer. On October 18, 2024, a second purported stockholder class action lawsuit (the Plymouth Complaint; together with the Porcelli Complaint, the Class Actions), Plymouth County Retirement Association v. Outset Medical, Inc., et al., 5:24-cv-06124-HSG, was filed in the same court. The second lawsuit also named the Company’s prior Chief Financial Officer as a defendant (together with the CEO and then-CFO, the Class Defendants). The Porcelli Complaint alleged that, between August 1, 2022 and August 7, 2024, defendants made materially false or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act) regarding the Company’s business, operations, and prospects related to the sale and marketing of the Tablo Hemodialysis System and TabloCart with Prefiltration, including concerning the impact of certain FDA processes for these products on the Company’s revenue growth. The Plymouth Complaint alleged similar violations between September 15, 2020 and August 7, 2024. On March 18, 2025, the court consolidated the Class Actions into one action captioned In re Outset Medical, Inc. Securities Litigation, Case No. 5:24-cv-06124-EJD, appointing a Lead Plaintiff and Lead Counsel. The Lead Plaintiff filed its consolidated amended complaint on June 6, 2025. The Class Defendants filed a motion to dismiss the consolidated amended complaint on August 14, 2025, and the Lead Plaintiff filed its opposition on October 6, 2025. The Class

Defendants’ deadline to file their reply in support of the motion to dismiss is November 17, 2025. A hearing on the Class Defendants’ motion to dismiss has been set for January 22, 2026.

On November 29, 2024, an Outset stockholder purporting to act on behalf of the Company filed an action in the U.S. District Court for the Northern District of California against current and former members of Outset’s Board of Directors and certain of its officers (the Derivative Defendants), alleging that the Derivative Defendants breached their fiduciary duties to the Company in connection with the same alleged events and alleged materially false and misleading statements asserted in the Class Actions described above. Three additional substantively duplicative actions were filed in the U.S. District Court for the Northern District of California on April 28, 2025, May 8, 2025, and June 16, 2025. The complaints seek unspecified monetary damages and other relief. On July 17, 2025, the court entered a stay of all derivative actions pending the outcome of the Class Defendants’ motion to dismiss the consolidated amended complaint.

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

7. Term Loans

Term loans consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Principal of term loans	$101,114	$200,000
Unamortized debt discount	(5,590)	(2,625)
Term loans, noncurrent	$95,524	$197,375

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

As of December 31, 2024, $200.0 million was outstanding under the SLR Term Loan Facility and no amounts were outstanding under the SLR Revolver. On January 3, 2025, the Company terminated the SLR Credit Facility Agreements and repaid in full all amounts due, including a final payment of $7.5 million and a termination fee of $0.1 million, using the proceeds from the Perceptive Term Loan as described below, together with cash on hand. The repayment of the SLR Credit Facilities was accounted for as a debt extinguishment, which resulted in a loss on extinguishment of $7.7 million recorded in the accompanying condensed statements of operations for the nine months ended September 30, 2025.

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

On March 10, 2025, following the stockholder approval of the Company’s issuance of common stock in excess of 20% of the Company’s then outstanding shares of common stock at the Special Meeting, 842,000 shares of Series A Convertible Preferred Stock were converted into 14,046,000 shares of the Company’s common stock at the conversion price of $12.00 per share in accordance with the Certificate of Designation. Following the conversion, 21,000 shares of the Series A Convertible Preferred Stock remain issued and outstanding as of September 30, 2025. These remaining shares were subsequently converted into the Company’s common stock in October 2025 (see Note 15 below).

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

Common Stock Warrants

As discussed in Note 7 above, the Company issued a warrant to Perceptive Credit Holdings IV, LP to purchase 375,000 shares of the Company’s common stock, at an exercise price equal to $12.00 per share, in January 2025. This warrant is immediately exercisable upon issuance, and expires seven years after the date of issuance, January 2032. This warrant is outstanding and exercisable, and classified as a component of permanent stockholders’ equity. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions on the date of issuance: common stock price of $14.66 per share, expected volatility of 93%, expected term of 7 years, and risk-free interest rate of 4.56%.

9. Equity Incentive Plan

Equity Incentive Plan

At the Company’s annual meeting of stockholders held on June 2, 2025 (the 2025 Annual Meeting), the Company’s stockholders approved an amendment to the Company’s 2020 Equity Incentive Plan (2020 Plan) to increase the number of shares of common stock available for issuance under the plan by 1,950,000 shares. As of September 30, 2025, 1,376,000 shares were reserved for future issuance under the 2020 Plan.

Employee Share Purchase Plan (ESPP)

At the 2025 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s ESPP to increase the number of shares of common stock available for issuance under the plan by 255,000 shares. As of September 30, 2025, 248,000 shares of common stock were reserved for issuance in connection with the current and future offering periods under the ESPP.

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

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in the accompanying condensed statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of revenue	$135	$296	$438	$1,092
Research and development	1,117	1,400	2,426	6,025
Sales and marketing	1,174	945	2,586	4,898
General and administrative	2,654	3,747	6,103	12,396
Total stock-based compensation expense	$5,080	$6,388	$11,553	$24,411

10. Income Taxes

For each of the three and nine months ended September 30, 2025 and 2024, the Company incurred an income tax provision of an insignificant amount, which related to foreign income taxes for the Company’s Mexico operations. The U.S. federal and state net deferred tax assets have been fully offset by a valuation allowance, as the Company believes it is not more likely than not that the deferred tax assets will be realized.

11. Net Loss Per Share

The following outstanding potentially dilutive shares were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and Nine Months Ended
	September 30,
	2025	2024
Stock options to purchase common stock	82	101
Restricted stock units	762	264
Performance stock units	7	18
Shares committed under ESPP	9	21
Series A Convertible Preferred Stock	343	—
Warrants to purchase common stock	375	4
Total	1,578	408

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

The following table sets forth severance and related benefits charges included in the accompanying condensed statements of operations (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Cost of revenue	$—	$530
Research and development	34	1,260
Sales and marketing	—	1,884
General and administrative	(42)	475
Total	$(8)	$4,149

For the nine months ended September 30, 2025, changes in liabilities resulting from the restructuring accruals, which were recorded in accrued compensation and related benefits on the accompanying condensed balance sheet, were as follows (in thousands):

Balance as of December 31, 2024	$1,501
Charges	34
Payments and other adjustments	(1,535)
Balance as of September 30, 2025	$—

14. Related Party Transactions

As discussed in Note 8, certain of the Company’s directors, officers and employees purchased 19,000 shares of Series A Convertible Preferred Stock for a total purchase price of $3.9 million in March 2025. These shares of Series A Convertible Preferred Stock were subsequently converted to common stock.

15. Subsequent Event

In October 2025, the remaining 21,000 shares of the Series A Convertible Preferred Stock were converted into 343,000 shares of the Company’s common stock in accordance with the Certification of Designation.

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

We generate revenue from the placement of Tablo consoles along with accessories, and shipping and handling charged to customers, which revenue is recognized up-front. We also earn recurring revenue from sales of consumables, including Tablo cartridge, and services, which generates significant total revenue over the life of Tablo consoles. Our total revenues were $29.4 million and $28.7 million for the three months ended September 30, 2025 and 2024, respectively, and $90.6 million and $84.2 million for the nine months ended September 30, 2025 and 2024, respectively.

We primarily sell our solutions through our direct sales organization, which covers most major metropolitan markets in the United States. Our sales organization is comprised of our capital sales team, responsible for generating new customer demand for Tablo, and our clinical sales team, responsible for driving utilization and fleet expansion of Tablo at existing customer sites. In addition, our field service team provides maintenance services and product support to our customers. Our field sales and service teams represent 56% of our total full-time employees as of September 30, 2025. The same sales organization and field service team drive Tablo penetration in both the acute and home markets. We believe the ability to leverage one team to serve both markets will result in significant productivity and cost optimization as we continue to scale our business.

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

Market Acceptance of Tablo in Acute Setting

We plan to further broaden our installed base by continuing to target national and regional integrated delivery networks and health systems, SNFs, LTACHs and other post-acute providers. In addition, we focus on driving utilization and fleet expansion with existing customers by providing an exceptional user experience delivered through our commercial team and a steady release of software enhancements that amplify Tablo’s operational reliability and clinical versatility. Our ability to successfully execute on this strategy, and thereby increase our revenue in the acute market, will depend on several factors. These factors include our ability to recover from the adverse impact in the field from the warning letter we received from the FDA in July 2023 as we resume distribution of TabloCart with Prefiltration, as well as the success of our initiatives to optimize and further evolve our commercial organization, infrastructure and sales processes to support the growth of our business in the acute and post-acute care markets as we focus more heavily on enterprise selling and transition beyond earlier stage adoption of Tablo.

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

From a supply chain perspective, we have worked closely with our manufacturing partners and suppliers to enable us to source key components and maintain appropriate inventory levels to meet customer demand, and have not experienced material disruptions in our supply chain to date. However, macroeconomic factors such as rising inflation, increasing labor costs, and surges and shifts in consumer demand have disrupted the operations of certain of our third-party suppliers, resulting, in some cases, in increased lead times and higher component costs. We believe that localizing production of a majority of Tablo cartridges in Mexico (in-house at our manufacturing facility) has helped achieve cost reductions through lower freight costs, further our long-term gross margin expansion and supply continuity strategies and improve the flexibility of our operations. However, we may face increased supply chain constraints in the future, which could negatively impact our ability to meet customer demand on a timely basis, result in customer dissatisfaction and adversely impact our operating margins and results of operations. Moreover, increased tariffs imposed by the current administration, including on goods imported into the United States from Mexico and China, could adversely impact our supply chain and distribution costs, as well as our ability to achieve sustainable gross margins. We currently do not believe we have exposure to these tariffs as Tablo, TabloCart and Tablo cartridge are covered under a special exemption. However, in September 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 to assess the national security implications of imports of personal protective equipment, medical consumables, and medical equipment, including medical devices. The outcome of this investigation could result in additional tariffs or other trade restrictions. While we continue to believe our products will remain exempt, the scope and outcome of the investigation are uncertain and could affect existing exemptions or expand coverage to additional product categories. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries (including Mexico and China), what products may be subject to such actions, or what actions may be taken by the other countries in retaliation.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$20,558	$20,305	$64,934	$59,971
Service and other revenue	8,873	8,361	25,668	24,251
Total revenue	29,431	28,666	90,602	84,222
Cost of revenue:
Cost of product revenue	11,169	11,532	33,962	34,680
Cost of service and other revenue	6,672	7,314	22,117	21,725
Total cost of revenue	17,841	18,846	56,079	56,405
Gross profit	11,590	9,820	34,523	27,817
Operating expenses:
Research and development	5,376	8,139	16,180	30,508
Sales and marketing	13,550	15,417	41,482	54,593
General and administrative	8,477	10,103	25,938	34,231
Total operating expenses	27,403	33,659	83,600	119,332
Loss from operations	(15,813)	(23,839)	(49,077)	(91,515)
Interest income and other income, net	1,855	2,149	5,734	7,718
Interest expense	(3,476)	(6,068)	(10,511)	(18,046)
Loss on extinguishment of term loan	—	—	(7,685)	—
Loss before provision for income taxes	(17,434)	(27,758)	(61,539)	(101,843)
Provision for income taxes	404	182	623	495
Net loss	$(17,838)	$(27,940)	$(62,162)	$(102,338)

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Revenue:
Product revenue	$20,558	$20,305	$253	1%	$64,934	$59,971	$4,963	8%
Service and other revenue	8,873	8,361	512	6%	25,668	24,251	1,417	6%
Total revenue	$29,431	$28,666	765	3%	$90,602	$84,222	6,380	8%

Product revenue increased by $0.3 million, or 1%, for the three months ended September 30, 2025 as compared to the same period in the prior year. This increase was driven by a $0.6 million increase in console revenue, which was offset by a $0.3 million decrease in consumable revenue.

Product revenue increased by $5.0 million, or 8%, for the nine months ended September 30, 2025 as compared to the same period in the prior year. This increase was driven by a $4.7 million increase in consumable revenue and a $0.3 million increase in console revenue.

Service and other revenue increased for the three and nine months ended September 30, 2025 as compared to the same periods in the prior year. The increase was primarily due to services associated with growth in our console installed base.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Gross profit and gross margin:
Gross profit	$11,590	$9,820	$1,770	18%	$34,523	$27,817	$6,706	24%
Gross margin	39.4%	34.3%			38.1%	33.0%

Gross profit increased for the three and nine months ended September 30, 2025 as compared to the same periods in the prior year. Gross margin improved by 5.1 percentage points for both the three and nine months ended September 30, 2025 as compared to the same periods in the prior year. These improvements in gross profit and gross margin were primarily driven by higher average selling prices for consumables and consoles and lower unit cost per console. Higher gross margin on service and other revenue also contributed to the improvements in gross profit and gross margin.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Operating expenses:
Research and development	$5,376	$8,139	$(2,763)	(34)%	$16,180	$30,508	$(14,328)	(47)%
Sales and marketing	13,550	15,417	(1,867)	(12)%	41,482	54,593	(13,111)	(24)%
General and administrative	8,477	10,103	(1,626)	(16)%	25,938	34,231	(8,293)	(24)%
Total operating expenses	$27,403	$33,659	(6,256)	(19)%	$83,600	$119,332	(35,732)	(30)%

Research and development expenses decreased for the three months ended September 30, 2025 as compared to the same period in the prior year. The decrease was primarily due to an overall decrease in compensation-related and stock-based compensation expense and infrastructure costs.

Research and development expenses decreased for the nine months ended September 30, 2025 as compared to the same period in the prior year. The decrease was primarily due to an overall decrease in compensation-related and stock-based compensation expense, consulting expense, and infrastructure costs.

Sales and marketing expenses decreased for the three months ended September 30, 2025 as compared to the same period in the prior year. The decrease was primarily driven by an overall decrease in compensation-related expense and infrastructure costs. This decrease was slightly offset by increases in freight and stock-based compensation expenses.

Sales and marketing expenses decreased for the nine months ended September 30, 2025 as compared to the same period in the prior year. The decrease was primarily driven by an overall decrease in compensation-related and stock-based compensation expense, travel expense and infrastructure costs.

General and administrative expenses decreased for the three months ended September 30, 2025 as compared to the same period in the prior year. The decrease was primarily due to an overall decrease in compensation-related and stock-based compensation expense.

General and administrative expenses decreased for the nine months ended September 30, 2025 as compared to the same period in the prior year. The decrease was primarily due to an overall decrease in compensation-related and stock-based compensation expense. The decrease was partially offset by the higher legal costs related to the stockholder class action and related derivative lawsuits.

Other Income (Expenses), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Other income (expenses), net:
Interest income and other income, net	$1,855	$2,149	$(294)	(14)%	$5,734	$7,718	$(1,984)	(26)%
Interest expense	(3,476)	(6,068)	2,592	(43)%	(10,511)	(18,046)	7,535	(42)%
Loss on extinguishment of term loan	—	—	—	—	(7,685)	—	(7,685)	*
Total other expenses, net	$(1,621)	$(3,919)	2,298	(59)%	$(12,462)	$(10,328)	(2,134)	21%
* Not meaningful

The decrease in interest income and other income, net for the three and nine months ended September 30, 2025 as compared to the same periods in the prior year were driven by a lower average short-term investment balance in 2025.

The decreases in interest expense for the three and nine months ended September 30, 2025 were primarily due to a lower outstanding term loan balance in 2025.

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

As of September 30, 2025, we had cash, cash equivalents, restricted cash, and short-term investments of $182.0 million. In January and March 2025, we sold 863,340 shares of Series A Convertible Preferred Stock at a price of $200.00 per share in the Private Placement for total gross proceeds of $172.7 million, before deducting placement agent fees and other offering expenses. Subsequently, 842,753 shares of Series A Convertible Preferred Stock were converted into 14,045,866 shares of our common stock in March 2025. The remaining 20,587 shares of Series A Convertible Preferred Stock were converted into 343,117 shares of our common stock in October 2025.

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

Cash Flows Summary

The following table summarizes the cash flows for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(36,806)	$(99,815)
Investing activities	(106,274)	(4,215)
Financing activities	55,503	68,808
Net decrease in cash, cash equivalents and restricted cash	$(87,577)	$(35,222)

Operating Activities

The net cash used in operating activities of $36.8 million for the nine months ended September 30, 2025 was due to a net loss of $62.2 million, the amortization of premiums on investments of $1.7 million, and provision for inventories of $0.2 million, which were adjusted by stock-based compensation expense of $11.6 million, loss on extinguishment of term loan of $7.7 million, depreciation and amortization of $3.5 million, non-cash interest expense of $2.0 million, non-cash lease expense of $1.2 million, a net cash inflow from the change in our operating assets and liabilities of $0.7 million, and provision for credit losses of $0.7 million. The net cash inflow from operating assets and liabilities was primarily due to decreases in inventory, accounts receivable and prepaid expenses and other assets, and an increase in deferred revenue due to growth in our business. This net cash inflow from operating assets and liabilities was partially offset by a decrease in accrued compensation and related benefits resulting from the payouts of 2024 annual cash bonus, a decrease in accrued interest as a result of the termination of the SLR Term Loan, and decreases in accounts payable, operating lease liabilities, accrued expenses and accrued warranty liability.

Investing Activities

The net cash used in investing activities of $106.3 million for the nine months ended September 30, 2025 was due to purchases of short-term investment securities of $193.7 million and purchases of property and equipment of $0.6 million, which was partially offset by the maturities of short-term investment securities of $88.0 million.

Financing Activities

The net cash provided by financing activities of $55.5 million for the nine months ended September 30, 2025 was due to net proceeds of $161.5 million from the issuance of Series A Convertible Preferred Stock, net proceeds of $98.3 million from borrowings under the Perceptive Term Loan Facility, and proceeds from ESPP purchases, partially offset by cash outflow of $205.0 million in repayment of the SLR Term Loan which included final payment and termination fees.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report, as updated by the risk factors discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2025 (Q1 2025 Quarterly Report) and June 30, 2025 (Q2 2025 Quarterly Report), which could materially affect our business, financial position, or future results of operations. There have been no material changes to the risk factors described in our 2024 Annual Report, as updated by our Q1 2025 Quarterly Report and Q2 2025 Quarterly Report, except as set forth below. The risks described in our 2024 Annual Report and Q1 2025 Quarterly Report, as updated below, are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also arise and materially impact our business. If any of these risks occur, our business, results of operations and financial condition could be materially and adversely affected and the trading price of our common stock could decline.

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

We are also subject to a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to importation, exportation and taxation of goods, and U.S. laws and regulations relating to foreign operations, including anti-corruption, anti-bribery and anti-money laundering laws. For example, the new administration has advocated greater restrictions on trade generally and, in particular, tariff increases on certain goods imported into the United States, including from Mexico and China. In February 2025, the current administration issued executive orders imposing additional 25% tariffs on products imported from Mexico and additional 10% tariffs on products imported from China. While the tariffs on products from China went into effect in February 2025 (and increased from 10% to 20% in March 2025), the tariffs on products from Mexico were suspended for an additional month. These tariffs could potentially impact certain areas of our supply chain, including raw materials entering Mexico, raw materials entering the United States from China for use by our United States-based suppliers, and finished goods imported from Mexico into the United States. We currently do not believe we have exposure to these tariffs as Tablo, TabloCart and Tablo cartridge are covered under a special exemption. However, in September 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 to assess the national security implications of imports of personal protective equipment, medical consumables, and medical equipment, including medical devices. The outcome of this investigation could result in additional tariffs or other trade restrictions. While we continue to believe our products will remain exempt, the scope and outcome of the investigation are uncertain and could affect existing exemptions or expand coverage to additional product categories. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries (including Mexico and China), which products may become subject to such actions, or how other countries may respond in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, other governmental action related to tariffs or trade agreements or policies, or the related uncertainties, has the potential to adversely impact our supply chain and distribution costs, which could in turn adversely affect our business, financial condition, and results of operations, including our ability to expand gross margins.

Furthermore, while proposals to amend Mexico’s federal labor law, including a reduction in maximum workweek hours from 48 to 40 hours, were rejected by the Mexican Congress in 2024, these initiatives remain a legislative priority. In 2025, the Mexican government publicly announced its intention to pursue this change through a phased implementation, with the goal of reaching a 40-hour workweek by 2030, although the specific details, timing and scope of implementation remain under discussion. If enacted, these potential legislative changes are expected to increase our labor costs and, ultimately, could potentially negatively impact the productivity of our manufacturing operations to the extent our efforts to mitigate the impact of the changes are not successful. In addition, because certain of our Mexico-based manufacturing operations incur costs that are denominated in Mexican Pesos (MXN), we are exposed to additional risk of currency fluctuations between the U.S. dollars (USD) and MXN, which could increase our product and labor costs, thus reducing our gross profit. Moreover, while certain members of our management team have some manufacturing experience, as an organization, we do not have any prior experience in this type of manufacturing arrangement, and we could accordingly experience other risks, the nature and magnitude of which we are unable to assess precisely at this time. Furthermore, we are subject to increased risks related to changes in export or import regulation, other trade barriers, security measures and uncertainties impacting the cost and the ability to move inventory and manufacturing equipment across the United States-Mexico border. These risks may disrupt our Mexico-based manufacturing operations, subject us to increased costs, restrict or delay our ability to deliver products to our customers and meet our customers’ demand on a timely basis, and result in customer dissatisfaction, all of which would adversely impact our results of operations.

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

In connection with various facets of our business, we collect and use a variety of personal information as part of the Tablo data ecosystem, such as name, street address, email addresses, mobile telephone number, and prescription information. Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers, suppliers or other partners. Despite the implementation of security measures, our internal computer systems and those of our third-party service providers, suppliers and other partners are vulnerable to damage from computer viruses, hacking and other means of unauthorized access, denial of service and other attacks, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Further, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who may work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition to unauthorized access to or acquisition of personal information, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. Any failure to prevent or mitigate security breaches or improper access to, or use or disclosure of, our data or consumers’ personal information, including information hosted by third party service providers such as Amazon Web Services (AWS), could result in significant liability under applicable data protection laws, such as state breach notification laws and the HIPAA and its implementing regulations. Such an incident may also cause a material loss of revenue from the potential adverse impact to our reputation and brand, affect our ability to retain or attract new users of Tablo and potentially disrupt our business, as well as require significant expenditure of resources to contain, mitigate and remediate the incident. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently or may be designed to remain dormant until a predetermined or other future event and often are not recognized until launched against a target, we and our partners may be unable to anticipate these techniques or to implement adequate preventative measures. Further, we do not have any direct control over the operations of the facilities or technology of AWS or our other cloud and service providers. Our systems, servers and platforms, those of our cloud service providers, and Tablo’s two-way wireless communication system, may be vulnerable to computer viruses or physical or electronic break-ins that our or their security measures may not detect or effectively block, and may be breached due to the actions of outside parties, employee error or misconduct, malfeasance, or a combination of these and, as a result, an unauthorized party may obtain access to our data or the personal information maintained by us or on our behalf. Additionally, outside parties may attempt to fraudulently induce employees to disclose sensitive information in order to gain access to the data and personal information we maintain, including through phishing or other social engineering attacks. Threat actors, including individuals, criminal groups, state sponsored actors or others may be able to circumvent such security measures and misappropriate our confidential or proprietary information, disrupt our operations, corrupt our data, damage our computers or otherwise impair our reputation and business. Although we currently invest in our resources and infrastructure, we may need to expend significant resources and make significant capital investment in the future to protect against security breaches or to mitigate the impact of any such breaches. In addition, to the extent that our cloud and other service providers experience security breaches that result in the unauthorized or improper use of confidential information, employee information or personal information, we may not be indemnified for any losses resulting from such breaches. Moreover, we are engaging a leading third-party information security consulting firm for virtual CISO advisory services to support our information security program, which will continue to be overseen by our VP of Information Technology. While this consulting firm has significant experience in supporting and managing information security programs, is already involved in various aspects of our cybersecurity risk management program and ongoing cybersecurity operations, and the engagement is designed to enhance our program, there can be no assurance that the integration of external resources for virtual CISO advisory services will be seamless or free of operational or security risks, which could result in unforeseen vulnerabilities or costs. If we are unable to prevent or mitigate the impact of security breaches or other cyber events that impact our operations, our ability to attract and retain new customers, patients, and other partners could be harmed, as they may be reluctant to entrust us with their data, and we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business or other adverse consequences.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Form of Amended and Restated Certificate of Incorporation of Outset Medical, Inc.	S-1/A	333-248225	3.1	September 9, 2020

3.2	Form of Amended and Restated Bylaws of Outset Medical, Inc.	S-1/A	333-248225	3.2	September 9, 2020

3.3	Amendment No. 1 To Amended and Restated Bylaws of Outset Medical, Inc., dated January 23, 2025	8-K	001-39513	3.1	January 24, 2025

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-39513	3.1	January 8, 2025

4.1	Form of Common Stock Certificate	S-1/A	333-248225	4.1	September 9, 2020

4.2	Amended and Restated Registration Rights Agreement	S-1	333-248225	4.2	August 21, 2020

4.3	Description of Outset Medical, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	001-39513	4.5	March 22, 2021

4.4	Warrant Certificate, dated January 8, 2025, issued by Outset Medical, Inc. to Perceptive Credit Holdings IV, LP	8-K	001-39513	4.1	January 8, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Outset Medical, Inc.

Date: November 10, 2025	By:	/s/ Leslie Trigg
Leslie Trigg
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Renee Gaeta
Renee Gaeta
Chief Financial Officer (Principal Financial and Accounting Officer)