Form 10-K
period 2025-12-31
Outset Medical, Inc.
filed 2026-02-13
CIK 1484612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2025 (the last business day of the registrant’s most recently completed second quarter) as reported by Nasdaq Global Market on that date was approximately $334.7 million.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 10, 2026 was 18,311,626.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission within 120 days of the registrant’ fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this Annual Report) contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements about:

•
our future results of operations and financial position, including our expectations and projections regarding our revenues, recurring revenues and revenue growth rate, cost of revenues, gross margin, operating expenses, capital expenditures, cash use, cash burn and cash position;
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
•
our ability to retain our commercial team, and continued execution of our initiatives to optimize the commercial organization and improve forecasting and order visibility;
•
our expectations regarding the market sizes and growth potential for Tablo, and the total addressable market opportunities for Tablo in the acute care and home settings;
•
our plans to continue broadening our installed base in the acute and post-acute care markets and expansion within the home dialysis market, as well as our assumptions about these home markets, including expected drivers of home dialysis adoption;
•
any ongoing impact of macroeconomic factors (including changes in tariff or trade laws and policies) on our business and results of operations, and on our customers and suppliers;
•
our expectations regarding new products, product enhancements, technologies, offerings or services, and our plans to continue to invest in our research and development efforts to enhance existing products and develop new products;
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

Unless the context requires otherwise, all references in this Annual Report to “we,” “us,” “our,” “Outset” and “the Company” refer to Outset Medical, Inc.

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

PART I

Item 1. Business.

Our Company

Outset is a medical technology company pioneering a first-of-its-kind technology to improve clinical outcomes in dialysis with less cost and complexity. We believe the Tablo® Hemodialysis System (Tablo) represents a significant technological advancement that transforms the dialysis experience for patients and operationally simplifies it for providers. We designed Tablo from the ground up to be a single enterprise solution that can be utilized across the continuum of care, allowing dialysis to be delivered anytime, anywhere and by virtually anyone. Tablo is currently cleared by the U.S. Food and Drug Administration (FDA) for use in the hospital, clinic or home setting. Our technology is designed to elevate the dialysis experience for patients, and help providers overcome traditional care delivery challenges. Our focus on flexibility, ease of use, data analytics and user experience translates to meaningfully reduced training times and fixed infrastructure requirements. Requiring only an electrical outlet and tap water to operate, Tablo frees patients and providers from the burdensome infrastructure required to operate traditional dialysis machines. The integration of water purification and on-demand dialysate production in a single 35-inch compact console enables Tablo to provide clinical and operational flexibility to customers. Tablo leverages cloud technology, making it possible for providers to monitor devices and treatments remotely, perform patient and population analytics and automate clinical recordkeeping. With a simple-to-use touchscreen interface, two-way wireless data transmission and a proprietary data analytics platform, Tablo is a new holistic approach to dialysis care. Unlike traditional hemodialysis machines, which have limited clinical versatility across care settings, Tablo can be used seamlessly across multiple care settings and a wide range of clinical applications.

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

Driving adoption of Tablo in the acute setting has been our primary focus since Tablo’s clearance by the FDA for use in an acute or chronic care facility. We have experience helping nearly 1,000 acute-care facilities, with the goal of making dialysis financially, operationally and clinically better.

We support hospitals with our expertise, technology, data and analytics, electronic-health-record integration, dedicated service infrastructure, clinical insights and dialysis know-how to help stand up, take to scale and maintain an insourced dialysis service line. By standing up an insourced dialysis service line, certain of our customers have reported saving millions of dollars, reducing central-line blood stream infection rates, reducing length of stay in the intensive care unit (ICU), improving accreditation compliance, and improving nurse satisfaction and retention.

We have invested in growing our economic and clinical evidence, built field service, sales and clinical support teams with significant expertise, and implemented a comprehensive training and customer experience program. Our experience in the acute market has demonstrated Tablo’s clinical flexibility and operational versatility, while also delivering meaningful cost savings to the providers. In addition, we are working with skilled nursing facilities (SNFs), long-term acute care hospitals (LTACHs), and other post-acute providers to raise awareness of Tablo’s economic and clinical benefits to them and to patients. We plan to continue leveraging our commercial infrastructure, including our sales, field service and marketing teams, to broaden our installed base in the acute and post-acute care markets, as well as driving utilization and fleet expansion with our existing customers.

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

Tablo Data Ecosystem

Tablo’s two-way wireless data transmission and connectedness help reduce maintenance costs and enable ongoing system improvements. This is all made possible by our team of experienced software, data science, and machine learning engineers.

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

TabloDash

TabloDash is a powerful data analytics platform used by Outset team members to analyze diagnostic data produced by connected devices across all fleets, data from our customer relationship management system, and various other sources. Tablo captures approximately 3 million machine performance data points for every treatment on average, which are then used to fuel data analytics and machine learning algorithms that drive our research and development pipeline.

Through TabloDash, data can be visualized, graphed, aggregated, and queried to answer complex business intelligence questions, and build performance monitoring dashboards. For example, our service team uses TabloDash to analyze field response times, categorize failures by types, diagnose specific device issues, and monitor customer fleet performance.

TabloDash and its associated analytics network enable our FSEs to remotely monitor device performance, assess issues in real time and proactively determine appropriate corrective actions. These capabilities help reduce unnecessary onsite visits, shorten time to resolution and improve service part utilization. When a visit is required, TabloDash supports more effective dispatch by helping to ensure FSEs arrive prepared to address identified issues, including preventative maintenance needs, during a single visit. TabloDash is an important component of our service infrastructure, supporting efforts to optimize cost to serve while enhancing service quality and reducing device downtime.

With the above features and benefits in mind, we believe Tablo is well-positioned as a differentiated, all-in-one solution enabling transformational dialysis across the continuum of care, from hospital to home, in one of the largest, most expensive, least changed areas of healthcare.

Competition

There are a number of dialysis machine manufacturers and dialysis service providers in the United States, Europe and Asia. Notable competitors in the United States include Fresenius Medical Care AG & Co. KGaA (Fresenius); DaVita, Inc. (DaVita), a dialysis service provider; Mozarc Medical, a dialysis products joint venture formed by DaVita and Medtronic plc (Medtronic); and B. Braun Medical Inc. (B. Braun). Vantive, formerly the Baxter kidney care segment, also offers specialized dialysis products that may be used by hospitals for inpatient dialysis. In addition, Quanta Dialysis Technologies Ltd.’s (Quanta) dialysis system has received FDA 510(k) clearance for use in acute and/or chronic and home settings. Of these competitors, Fresenius is the largest, and is vertically integrated, both manufacturing dialysis products and operating dialysis clinics along with providing inpatient dialysis services to hospitals and health systems. Some of these competitors are significantly larger than us with greater financial, marketing, sales and personnel resources, greater brand recognition and longer operating histories. We believe our ability to compete effectively will be dependent on our ability to effectively demonstrate the value of Tablo and insourcing with Tablo, maintain and improve product quality and feature functionality, build and maintain the infrastructure to support the operating needs of the business and continue to achieve operational efficiencies.

Acute Care

While historically customers in this market have focused on machine functionality and price, we believe they are increasingly focused on the total cost of patient care, which favors technology and services that can provide clinical versatility and improve operational efficiency. In the acute care setting, we compete primarily on the basis that our technology, expert know-how and services support the achievement of financial, clinical and operational improvements over traditional dialysis machines or outsourced dialysis offerings. We believe our ability to compete effectively will depend largely on our ability to demonstrate Tablo’s economic, clinical and operational benefits relative to outsourcing dialysis services.

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

Patents

As of December 31, 2025, we had 33 issued U.S. patents, as well as 8 pending U.S. patent applications. We had an aggregate of 76 issued patents in Australia, Canada, China, France, Germany, Hong Kong, Japan, Spain, Sweden and the United Kingdom, as well as 32 pending patent applications in Australia, Brazil, Canada, China, the European Patent Office, Hong Kong, Japan, Saudi Arabia and United Arab Emirates. Some of our patents and other intellectual property cover aspects of Tablo that enable it to be used by anyone, including the patient, through the automation of functions formerly performed by dialysis center technicians using traditional dialysis systems. Our proprietary data ecosystem provides what we believe is a unique way of connecting providers and patients for real-time treatment monitoring, automated treatment documentation, and simplified compliance and record-keeping.

Our patents expire between June 2027 and April 2042. The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office (USPTO) in examining and granting a patent, or it may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. We cannot be sure that our pending patent applications or future patent applications will result in issued patents or that any patents that have issued or might issue in the future will protect our current or future products, provide us with any competitive advantage or will not be challenged, invalidated, or circumvented.

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

We manufacture our Tablo consoles and a substantial majority of Tablo cartridges at our manufacturing facility in Tijuana, Mexico. We are operating in Mexico in collaboration with TACNA Services (TACNA), a well-known outsourced business administration service provider that provides all the back-office and facility infrastructure support, allowing us to focus on our core competencies – design and high-volume manufacturing for reliability and cost reduction. Tablo consoles manufactured in our Mexico facility are tested at the facility using an integrated system testing protocols designed by us, and then direct-shipped to our distribution centers, using a network of short-haul and long-haul freight forwarders optimized for time and cost efficiency.

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

We also manufacture a small portion of Tablo cartridges through Infus Medical Co. Ltd. (Infus), a contract manufacturer with two facilities in Thailand, to supplement our in-house manufacturing production and provide additional flexibility.

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

Government Regulation

United States Food and Drug Administration

In the United States, our products are subject to regulation by the FDA as medical devices pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA). The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

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
•
labeling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of “off-label” uses of cleared or approved products;
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
•
criminal prosecution.

The FDA can also publish Safety Communications or Letters to Health Care Providers when the agency becomes aware of new issues involving a specific product or, more broadly, a product family. These communications are posted on the FDA’s website and describe the FDA’s analysis of a current issue and provide specific regulatory approaches and clinical recommendations for patient management.

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

Since Tablo’s original clearance by the FDA for home use in March 2020, we have made certain changes to the device over time and, where appropriate, have submitted 510(k) applications for certain modifications to Tablo. In May 2021, we submitted a 510(k) application to the FDA covering the design changes for patient use in the home. In May 2022, after further discussions with the FDA and receiving indications that the clearance of this 510(k) submission would be delayed beyond our original expectations, we implemented a shipment hold on the distribution and marketing of Tablo for use in the home environment pending the FDA’s review and clearance of this 510(k) submission. In late July 2022, the FDA cleared this 510(k) submission of Tablo for patient use in the home and we resumed marketing and shipping Tablo for home use.

We continue to seek opportunities for product improvements and feature enhancements, which will, from time to time, require FDA clearance or approval before commercial launch. For example, in January 2026, the FDA granted 510(k) clearance of our next-generation Tablo platform.

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

In July 2023, we received a warning letter (the Warning Letter) from the FDA that raised two observations. The first observation asserted that certain content reviewed by the FDA and found on our website promotes Continuous Renal Replacement Therapy (CRRT), a modality outside of the current indications for Tablo. The second observation asserted that TabloCart with Prefiltration required prior 510(k) clearance for marketing authorization. TabloCart with Prefiltration is an accessory to Tablo launched in the third quarter of 2022. We took action to address the first observation regarding CRRT promotion through revision of processes and procedures and updates to existing labeling and promotional materials. We also took action to address the second observation regarding TabloCart with Prefiltration. Although we evaluated TabloCart with Prefiltration prior to marketing and distributing the product and concluded that no marketing authorization was necessary, we paused distribution of TabloCart with Prefiltration pending the FDA’s review and clearance of a 510(k) application for TabloCart with Prefiltration, which we submitted in September 2023. In early May 2024, we received 510(k) clearance from the FDA for TabloCart with Prefiltration, and we subsequently resumed distribution of TabloCart with Prefiltration. In February 2025, we were notified by the FDA that the issues cited in the Warning Letter had been addressed.

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

The U.S. federal Anti-Kickback Statute is a broad criminal statute that prohibits, among other things, the knowing and willful offer, solicitation, receipt, or payment of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, for the purpose of inducing or rewarding the order, purchase, use or recommendation of items or services that may be paid for, in whole or in part, by a federal healthcare program, such as Medicare or Medicaid. This includes products, like Tablo, that are purchased and used in a service that is paid for by such programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the term “remuneration” has been broadly interpreted to include anything of value. The Patient Protection and Affordable Care Act and the Health Care Reconciliation Act of 2010, as amended (collectively, the ACA), specified that any claims submitted as a result of a violation of the federal Anti-Kickback Statute constitute false claims and are subject to enforcement under the federal False Claims Act, which is discussed in more detail below. Government officials continue to focus their enforcement efforts on the sales and marketing activities of medical device manufacturers and other healthcare companies and routinely bring cases under the federal Anti-Kickback Statute and federal False Claims Act against individuals or entities who allegedly offer unlawful inducements to potential or existing customers in an attempt to procure their business. Judgments and settlements of these cases by healthcare companies have involved significant fines and, in some instances, criminal pleas and convictions, as well as exclusion from participation in federal healthcare programs. A violation of the federal Anti-Kickback Statue includes per violation civil monetary penalties and significant criminal fines, additional civil penalties and treble damages under the federal False Claims Act, as discussed in more detail below, possible imprisonment, and mandatory exclusion from participation in the federal healthcare programs, meaning that federal healthcare programs would no longer cover or reimburse (directly or indirectly) for products or services furnished by the excluded entity or individuals.

Given the breadth of the federal Anti-Kickback Statute, and in order to protect certain common business arrangements and activities that may otherwise implicate the law, there are statutory exceptions and regulatory safe harbors that protect certain arrangements from liability under the law when all elements of an applicable exception or safe harbor are met. However, these exceptions and safe harbors are narrowly drawn, and there are no exceptions or safe harbors for many other common business activities, like the provision of meals, educational grants or reimbursement support programs, among others. Given that the federal Anti-Kickback Statute is an intent-based law, the failure of a transaction or arrangement to fit precisely within an exception or safe harbor does not necessarily mean that it is illegal or that prosecution will be pursued. Rather, the determination of a violation then turns on the specific facts and circumstances, and arrangements that fall outside an available exception or safe harbor are typically subject to greater scrutiny.

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

Another key federal healthcare law is the federal all-payor healthcare fraud statute, which was added by HIPAA. The federal all-payor healthcare fraud statute imposes liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate them in order to have committed a violation.

The Physician Payments Sunshine Act (Sunshine Act) requires us to track and report annually certain data on payments and other transfers of value we make to U.S. teaching hospitals and U.S.-licensed physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants, and certified nurse-midwives. Manufacturers are also required to report ownership and investment interests held by U.S. physicians and their immediate family members in the manufacturer. The data are sent to the Center for Medicare and Medicaid Services (CMS) for public disclosure on the Open Payments website. Failure to timely and accurately report information in accordance with the Sunshine Act may result in significant financial penalties.

In addition to these federal laws, there are state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to: research activities; sales and marketing arrangements; claims involving healthcare items or services reimbursed by any third- party payor, including private insurers; state laws that require medical device companies to comply with the medical device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug and device manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities. In some states, applicable state anti-kickback laws apply with respect to all payors, including commercial health insurance companies.

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

HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, including protected health information (PHI) for certain covered entities, including healthcare providers that submit certain covered transactions electronically, as well as their “business associates,” which are persons or entities that perform a function or provide certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI. HIPAA also imposes breach reporting obligations on such covered entities and their respective business associates. Penalties for failure to comply with a requirement of HIPAA vary significantly depending on the failure and could include civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. The Department of Health and Human Services Office for Civil Rights (OCR) has adopted privacy regulations to govern the use and disclosure of PHI (the Privacy Rule). HHS has also adopted data security regulations that require covered entities and business associates to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of PHI that is electronically created, received, maintained or transmitted (such as between us and our affiliated practices) (the Security Rule). OCR has recently increased its enforcement of compliance with HIPAA, including the Security Rule, bringing actions against entities which have failed to implement security measures sufficient to reduce risks to electronic PHI or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans. We are also required to report known breaches of PHI consistent with applicable breach reporting requirements set forth in applicable laws and regulations. Further, on December 10, 2020, OCR issued proposed revisions to the Privacy Rule aimed at reducing regulatory burdens that may exist in discouraging coordination of care, including creating an exception to the minimum necessary standard for healthcare coordination, and other proposals to increase patient access to their health information, among other changes. On April 22, 2024, OCR issued a Final Rule, HIPAA Privacy Rule to Support Reproductive Health Care Privacy, which is intended to strengthen the Privacy Rule by prohibiting the disclosure of PHI related to lawful reproductive health care in certain circumstances. However, this Final Rule has now been repealed.

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

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. For instance, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (CCPA) gives California residents rights to access, correct and delete their personal information, to opt out of the sale or sharing of certain personal information, to limit uses of certain sensitive data under certain circumstances, and to receive detailed information about how their personal information is used by requiring covered companies to provide disclosures to California consumers (as that term is broadly defined). The 2020 amendments also created a California data protection agency authorized to issue substantive regulations and has resulted in increased privacy and information security enforcement. The CCPA regulations also impose proscriptive requirements on businesses regarding how to properly demonstrate compliance with the law’s requirements. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Rulemaking by the California Privacy Protection Agency (CPPA) is ongoing – the CPPA has administrative enforcement authority over CCPA and oversees CCPA rulemaking. Although there are limited exemptions for PHI and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. Additional compliance investment and potential business process changes may be required. Laws similar to the California laws have passed or have been proposed in several other states and also have been proposed at the federal level. To the extent these laws apply to our operations, they may ultimately have conflicting requirements that would further complicate compliance. Further, new health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we handle health-related information, and the cost of complying with these standards could be significant. If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

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

Reimbursement in the Clinic and Home Settings

We sell our Tablo to dialysis clinic operators (or providers). These clinics, in turn, provide equipment and services to the patient and are reimbursed by Medicare, Medicaid, and other third-party payors, such as private insurance.

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

Under the ESRD Prospective Payment System (PPS), CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services, which is broadly defined and includes home dialysis and most related drugs. On November 24, 2025, CMS published the final rule for Calendar Year (CY) 2026, which increased the base reimbursement rate per dialysis treatment to $281.71, an increase of $7.89 over the CY 2025 base rate of $273.82. CMS may adjust the base rate to account for factors that increase the cost of providing dialysis to a certain patient, for example, based on patient factors such as age, body surface area, low body mass index, and certain comorbidities, and based on facility factors like volume and geographic location. With a vast majority of U.S. ESRD patients covered by Medicare, the Medicare reimbursement rate is an important factor in a healthcare provider’s decision to use Tablo and limits the fees for which we can sell or rent Tablo. As part of the CY 2026 final rule, CMS continued to extend Medicare coverage to allow payment for renal dialysis services furnished to acute kidney failure (AKI) patients in their homes at a payment rate of $281.71, in line with the updated ESRD PPS base rate. The CY 2026 final rule also terminated the End-Stage Renal Disease Treatment Choices Model (ETC Model), a mandatory payment model that adjusted certain Medicare payments to select ESRD facilities, nephrologists, and other clinicians managing beneficiaries with ESRD, effective December 31, 2025. Additionally, the final rule continues to allow ESRD facilities to bill Medicare for the home and self-dialysis training add-on payment adjustment for beneficiaries with AKI in CY 2026 and updates requirements for the ESRD Quality Incentive Program (QIP) to remove the Facility Commitment to Health Equity measure beginning with the CY 2027 ESRD QIP.

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

Since January 1, 2021, there has been a significant increase in dialysis patients enrolled in a Medicare Advantage plan as a result of the 21st Century Cures Act, which amended the Social Security Act to allow ESRD patients covered under Medicare to enroll in Medicare Advantage plans for the first time. While Medicare Advantage plans must provide at least the same level of coverage for Medicare beneficiaries as traditional Medicare, reimbursement to dialysis facilities is most often higher than traditional Medicare with a wide range of variability in payment rates to providers. Reimbursement rates depend on each Medicare Advantage plan’s contracts and network agreements with each dialysis facility. The CY 2021 Medicare ESRD PPS final rule, among other things, encouraged the development of new and innovative home dialysis machines to give Medicare beneficiaries more dialysis treatment options in the home and improve their quality of life. Specifically, the CY 2021 final rule included capital equipment in transitional add-on payment adjustments for new and innovative equipment and supplies (TPNIES). For home dialysis equipment CMS provided a pathway for capital related assets (CRA) to secure TPNIES. We applied for and received CRA TPNIES in connection with the use of Tablo by one patient per one machine in the home, pursuant to which Medicare paid 65% of the Medicare Administrative Contractor-determined pre-adjusted per treatment amount for two calendar years beginning in CY 2022. However, this two-year eligibility period ended on December 31, 2023, meaning Tablo has not been eligible for, and providers have not received, TPNIES since January 1, 2024.

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

In the in-patient setting under Medicare, dialysis and ultrafiltration (UF) are not directly reimbursed, but rather are paid for out of the amount paid to inpatient hospitals in connection with the patient’s applicable MS-DRG for his/her admission. In most cases, AKI or fluid overload requiring dialysis or ultrafiltration will increase the severity of the underlying diagnosis and therefore could result in higher reimbursement than those cases without dialysis. Given that dialysis is a “fixed cost” for providers within the MS-DRG, we believe that there is significant motivation for providers to attempt to reduce costs associated with dialysis in order to improve overall service line profitability.

United States Health Reform

Changes in healthcare policy could increase our costs and subject us to additional legislative and regulatory requirements that may interrupt commercialization of our current and future products, decrease our revenue and adversely impact sales of, and pricing of and reimbursement for, our current and future products. The United States and some foreign jurisdictions are considering or have enacted a number of other legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiatives implemented in the future could impact our revenue from the sale of our products.

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

There have been judicial and Congressional challenges to various elements of the ACA, as well as efforts to modify certain aspects of the ACA. For example, Congress eliminated, starting January 1, 2019, the tax penalty for not complying with the ACA’s individual mandate to carry health insurance. The Further Consolidated Appropriations Act of 2020, Pub. L. No. 116-94, signed into law December 20, 2019, fully repealed the ACA’s “Cadillac Tax” on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share (repeal effective in 2021), and the medical device excise tax on non-exempt medical devices. The American Rescue Plan of 2021, Pub. L. No. 117-2, enacted on March 11, 2021, temporarily increased premium tax credit assistance for those eligible for subsidies for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. Recently, the Inflation Reduction Act of 2022 extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. This tax credit assistance expired on December 31, 2025. As a result, it is possible that fewer people may be insured in future years, and a significant reduction in the population covered under private health insurance may result in patient decisions to postpone or decide against receiving services and further difficulties in collecting patient payment and deductible receivables. It is unclear if efforts to challenge, or modify, or alter the implementation or interpretation of the ACA will affect our business, financial condition and results of operations.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, resulted in reductions in payments to Medicare providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect into 2032 unless additional Congressional action is taken, with the exception of a temporary suspension of the 2% cut in Medicare payments from May

1, 2020 through March 31, 2022 due to the COVID-19 pandemic. The law provided for 1% Medicare sequestration in the second quarter of 2022, with the full 2% sequestration going into effect thereafter through the first eleven months of the FY 2032 sequestration order, unless additional Congressional action is taken. As long as these cuts remain in effect, they could adversely impact payment for any products we may commercialize in the future. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several types of providers, including hospitals, and extended the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years.

Moreover, other legislative and executive actions have encouraged the development of new payment and care models for ESRD patients. For example, CMS published a final rule on September 29, 2020 that among other things, implemented the End-Stage Renal Disease Treatment Choices (ETC) Model, a mandatory payment model that adjusted certain Medicare payments to select ESRD facilities, nephrologists, and other clinicians managing beneficiaries with ESRD starting January 1, 2021. Specifically, the ETC Model adjusted certain ESRD facilities’ treatment base rates under the ESRD Prospective Payment System and managed clinicians’ monthly Medicare capitation payments to incentivize greater use of home dialysis and kidney transplants. CMS released its Third Annual Evaluation Report that included results from Measurement Years 4 through 6 on August 24, 2025. However, although the ETC Model was originally set to continue until June 30, 2027, CMS published a final rule on November 24, 2025 that terminated the ETC Model effective December 31, 2025. CMS explained that it has the authority to terminate a model that does not improve quality of care without increasing Medicare spending before concluding that the ETC Model has not enhanced the quality of care for ESRD patients as reflected through the key model measures of home dialysis modalities, transplant waitlisting, and living donor transplantation. As a result, the ETC Model payment adjustments will only apply to claim service dates ending on or before December 31, 2025, and CMS stopped sharing any data sharing and reports as of November 30, 2025, including any information about model performance in Measurement Years 7 through 10.

Additionally, on January 1, 2022, CMS implemented the Kidney Care Choices Model, a voluntary Medicare payment model with four distinct payment options designed to help providers reduce costs and improve quality of care for patients with late-stage chronic kidney disease and ESRD, to delay the need for dialysis, and to encourage kidney transplantation. The Kidney Care Choices Model is set to run through 2027. More recently, on November 26, 2024, CMS issued a final rule announcing a six-year mandatory alternative payment model, the Increasing Organ Transplant Access Model (IOTA Model). The IOTA Model, which will begin on July 1, 2025 and end on June 30, 2031, will test whether performance-based incentives (including both upside and downside risk payments) for participating kidney transplant hospitals will incentivize increased numbers of kidney transplants for patients with ESRD. Specifically, in performance year 1, participating transplant hospitals will only have the potential for a positive payment adjustment, but in performance year 2, the participating hospitals will have the potential for both positive and negative payment adjustments. The final rule also established standard provisions, applicable to the ETC and IOTA Models, that address beneficiary protections, cooperation in model evaluation and monitoring, audits and record retention, rights in data and intellectual property, monitoring and compliance, remedial action, model termination by CMS, limitations on review, provisions on bankruptcy and other notifications, and the reconsideration review process. Changes to the models of patient care, including an increased focus on treatments earlier in disease progression, may adversely affect our customers’ businesses and potentially decrease the demand for our product or result in additional pricing pressures. Further, with home dialysis as a growing trend in the industry, a failure to implement our expansion into home dialysis could have a material adverse impact on our business.

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

The current presidential administration has also signaled its intent to continue to pursue healthcare reform measures. For example, President Trump has issued a number of Executive Orders that signal his administration’s intent to reduce federal spending on government-funded healthcare programs, such as Medicaid. In addition, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision affects how lower courts evaluate challenges to agency interpretations of law, including those by CMS and other agencies with significant oversight of the healthcare industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts that are difficult to predict but could have a material adverse effect on our business and financial condition. For example, certain of these changes could impose additional limitations on the rates we will be able to charge for our current and future products or the amounts of reimbursement available for our current and future products from governmental agencies or third-party payors.

Human Capital Resources

As of December 31, 2025, we had 310 full-time employees, with 58% in our field sales and service teams and 42% in the rest of the company. Our workforce hails from across industries, including technology, medical devices, life sciences, hospitals and other healthcare organizations.

As of December 31, 2025, our manufacturing facility in Tijuana, Mexico had 254 full-time team members on-site across quality, engineering, manufacturing, supply chain, and other support functions. TACNA facilitates the hiring of new team members and is responsible for human resource functions and payroll processing.

Starting in 2023 through the beginning of 2025, we implemented four workforce reductions. These actions were taken to align our level of investment with our key strategic priorities, with the goal of continuing to drive efficiency and effectiveness in serving both our patients and our shareholders.

There are no unions represented within our employee base and none of our employees are covered under collective bargaining agreements.

Talent and Pay Philosophies

We are committed to attracting the best talent we can find, while providing our employees with challenging work in a fast-paced environment. We recruit broadly and purposefully, and welcome diverse candidates.

Our work environment is goal-driven, and we believe in paying for outstanding performance and future potential. We offer competitive, market-based salaries, an annual cash bonus program tied to individual and company performance, an equity incentive compensation program including an employee stock purchase plan, a 401(k) retirement savings plan with company match, a comprehensive benefits package, team incentives and peer incentives.

Performance Management, Career Development, Engagement and Inclusive Workplace

We have a structured approach for employee performance management, development and growth. During 2025, managers generally held two key performance conversations per year with their team members; a year-end performance conversation is focused on evaluating the success and learning of the past year, and a mid-year performance conversation is focused on skill development and future growth opportunities.

We offer numerous avenues for employees to gain experience, exposure and build new skills. For example, we have invested in various training and development opportunities for our employees.

We strongly believe in growing from within and provide opportunities for in-role stretch assignments, cross-group short assignments, internal mobility, and promotions. We conduct an enterprise-wide employee survey at least semi-annually to monitor employee engagement and identify areas of focus for our human capital management program.

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

Information About Our Executive Officers

The following table sets forth information concerning our executive officers and director as of the date of this Annual Report:

Name	Age	Position(s)
Executive Officers
Leslie Trigg	55	President, Chief Executive Officer and Chair of the Board
Renee Gaeta	44	Chief Financial Officer
John L. Brottem	52	General Counsel and Secretary
Marc Nash	37	Executive Vice President, R&D, Operations and Service

Leslie Trigg

Leslie Trigg has served as our President and CEO and a member of our Board since November 2014 and as Chair of our Board since February 2022. Ms. Trigg joined the Company from Warburg Pincus, a private equity firm, where she was an Executive in Residence from March 2012 to March 2014. Prior to that, Ms. Trigg served in several roles at Lutonix (acquired by CR Bard), a medical device company, from January 2010 to February 2012, most recently as Executive Vice President, and as Chief Business Officer of AccessClosure (acquired by Cardinal Health), a medical device company, from September 2006 to June 2009. She also previously held positions with FoxHollow Technologies (acquired by ev3/Covidien), a manufacturer of devices to treat peripheral artery disease, Cytyc, a diagnostic and medical device company, Pro-Duct Health (acquired by Cytyc), a medical device company, and Guidant, a cardiovascular medical device company. Ms. Trigg has served on the board of directors of Exact Sciences Corporation, a molecular diagnostics company, since April 2025, and also serves on the board of directors of the Medical Device Manufacturers Association (MDMA). Previously, Ms. Trigg served on the boards of directors of Adaptive Biotechnologies Corporation, a biotechnology company, from March 2021 to June 2023, ARYA Sciences Acquisition Corp IV, a special purpose acquisition company, from March 2021 to July 2024, and Cardiovascular Systems, Inc., a medical device company, from 2010 to 2017. Ms. Trigg holds a B.S. degree from Northwestern University and an M.B.A. from The Haas School of Business, University of California, Berkeley.

Renee Gaeta

Renee Gaeta has served as our Chief Financial Officer since June 2025. Prior to joining the Company, Ms. Gaeta served as the Chief Financial Officer of Shockwave Medical, Inc., a medical device company, from February 2024 until it was acquired by Johnson & Johnson in May 2024. Prior to that, she served as Chief Financial Officer of Eko Health, a cardiopulmonary digital health company, from July 2021 to February 2024. From July 2017 to July 2021, Ms. Gaeta was Chief Financial Officer at Establishment Labs Holdings, Inc., a global medical technology company, and from August 2014 to June 2017, she served as Vice President, Corporate Controller at Sientra, Inc., a medical aesthetics company. Earlier in her career, Ms. Gaeta spent ten years at KPMG LLP where she held various positions of increasing responsibility. Ms. Gaeta has served on the board of directors of Candel Therapeutics, Inc., a biopharmaceutical company, since August 2022. Previously, she also served on the board of directors of SeaSpine Holdings Corporation, a global medical technology company, from February 2019 to January 2023 when it merged with Orthofix Medical. Ms. Gaeta holds a B.S. from Loyola Marymount University and is a Certified Public Accountant in the State of California.

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

Marc Nash

Marc Nash has served as our Executive Vice President, R&D, Operations and Service since August 2025. Mr. Nash joined the Company in December 2019 as Senior Director of Operations, was named Vice President, Manufacturing in March 2021 and was named Senior Vice President, Operations, Software and R&D in July 2023. Prior to joining the Company, from June 2016 through June 2019, Mr. Nash served as Director of Operations at Epocal Inc., a medical technology company (and a subsidiary of Alere, Inc. acquired by Siemens Healthineers), during which time he was responsible for the end-to-end manufacturing operations of point of care diagnostics products and platforms. From 2012 through 2016, Mr. Nash held various positions of increasing responsibility at Alere Inc., a medical technology company, where he was responsible for the transfer, consolidation and enhancement of class II and class III point of care and rapid diagnostic products globally. Mr. Nash holds a B.S. from Union College and an M.B.A. from the University of Haifa, Israel.

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

Risks Related to Our Business and Industry

•
Our history of net losses and expectation that we will continue to incur losses;
•
Our ability to achieve sustainable gross margins, including by reducing manufacturing and service costs;
•
Our ability to attain market acceptance for Tablo among providers and patients;
•
Concentration of our revenues in a single product and concentration of a large percentage of our revenues from a limited number of customers;
•
Financial pressures faced by our customers including capital budget constraints, staffing shortages and increased costs;
•
Our ability to expand into the home-based and post-acute hemodialysis markets and the expansion of the home hemodialysis market itself;
•
Risks associated with our international manufacturing operations, including the potential for tariffs and other trade disputes;
•
Our reliance on third-party suppliers, including single source suppliers and a contract manufacturer, and our ability to overcome any manufacturing or supply chain disruptions;
•
Our ability to optimize our sales processes and expand the adoption of Tablo as we focus more heavily on enterprise selling;
•
Our ability to continue innovating and improving Tablo, ensure strong product performance and reliability, offer high quality support, ensure proper training and use of Tablo, and increase our sales and marketing capabilities;
•
Our ability to compete effectively with existing manufacturers and new entrants;
•
Our ability to effectively manage privacy, information and data security risks, including our ability to adequately defend against, respond to and manage increasingly sophisticated cyberattacks in an increasingly complex cyber ecosystem;
•
Our estimates of the sizes of the markets for Tablo;
•
Our ability to accurately forecast customer demand and manage our inventory;
•
The impact of pandemics, natural or man-made disasters and similar events on our business;
•
Potential disruptions of service provided by third parties that host our cloud-based ecosystem and information technology systems; and
•
Our ability to obtain additional financing, as well as risks related to our credit agreement, including interest rate risk and our ability to access additional capital and/or meet certain covenants.

Risks Related to Government Regulation

•
Our compliance with FDA and other medical device regulations applicable to our products and operations, including our ability to: recover from disruptions to our business and operations as a result of the warning letter we received from the FDA in 2023 and our prior distribution pause on TabloCart with Prefiltration; obtain and maintain necessary FDA regulatory clearance or approvals for Tablo, related products, or any future product modifications or new products; comply with ongoing FDA requirements, including related to the manufacturing, marketing and promotion of our products, and the ability of our suppliers to so comply; and manage the risks and expenses associated any clinical trials necessary to support future product submissions to the FDA;
•
Impact of potential changes to scope of coverage and reimbursement rates for dialysis treatments or healthcare reform measures;

•
Impact of potential adverse medical events associated with Tablo, product failures or malfunctions, or our failure to report such events to the FDA; and
•
Our ability to comply with various laws and regulations regarding healthcare, data privacy and security, and environmental and occupational safety.

Risks Related to Our Intellectual Property

•
Our ability to obtain, maintain, protect and enforce our intellectual property rights, including our patents, copyrights, trademarks and trade secrets.

Risks Related to Ownership of Our Common Stock

•
Fluctuations in the market price of our common stock in response to numerous factors regardless of our operating performance;
•
Our ability to maintain the listing of our common stock on Nasdaq;
•
Influence of principal stockholders and management over matters subject to stockholder approval; and
•
Our organizational documents include certain provisions that may make a change of control more difficult, as well as exclusive forum requirements.

General Risks

•
General economic and financial market conditions;
•
Substantial resources associated with complying with the laws and regulations affecting public companies;
•
Our ability to attract and retain key personnel and maintain our corporate culture;
•
Risks associated with potential future acquisitions or investments;
•
Our ability to comply with anti-corruption, anti-bribery, anti-money laundering and similar laws;
•
Our estimates or judgments relating to our accounting policies; and
•
Expectations relating to ESG factors.

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

We have incurred losses since our inception and expect to continue to incur significant net losses for the foreseeable future. We have incurred net losses of $81.7 million, $128.0 million and $172.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had $172.8 million in cash, cash equivalents, restricted cash and short-term investments, and an accumulated deficit of $1.2 billion. Based on our current planned operations, we believe that our existing cash, cash equivalents and short-term investments, and cash generated from sales will be sufficient to meet our anticipated needs for at least the next 12 months from the date of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

While we have undertaken various initiatives designed to reduce operating expenses and working capital to align with anticipated revenue growth, including implementing restructuring plans to streamline our overall organizational structure and renegotiating commitments with suppliers to reduce inventory, we expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while we make investments to support our anticipated growth. Our ability to achieve and sustain profitability will depend on our ability to grow our revenue while expanding gross margins, as well as the success of our efforts to optimize spending and working capital, including inventory. We may never achieve profitability, and even if we do achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations.

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

Over the past several years, we have moved the production of Tablo consoles and a substantial majority of Tablo cartridges in-house to our manufacturing facility in Tijuana, Mexico which we operate in collaboration with our outsourced business administration service provider, TACNA. This has helped further our long-term gross margin expansion and supply continuity strategies while reducing the costs of Tablo console production and improving the flexibility of our operations. We plan to continue to use our design, engineering, supply chain, and manufacturing capabilities to help further advance and improve the efficiency of our manufacturing processes, lower the cost of parts and components, and lower our costs of production. However, there is no guarantee that we will be able to sustain cost reductions, achieve planned cost reductions, or otherwise achieve the anticipated benefits from our various initiatives. For example, we may be unable to sustain the savings associated with producing Tablo consoles at our manufacturing facility with TACNA, or the benefits we anticipate will result from insourcing Tablo cartridge production at this same facility may not materialize or be as significant as projected or realized within the timeframe we currently estimate. Moreover, increased tariffs imposed by the current administration, including on goods imported into the United States from Mexico and China, could adversely impact our supply chain and distribution costs, as well as our ability to achieve sustainable gross margins. We currently do not believe we have exposure to these tariffs as Tablo, TabloCart and Tablo cartridges are covered under a special exemption. However, in September 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 to assess the national security implications of imports of personal protective equipment, medical consumables, and medical equipment, including medical devices. The outcome of this investigation could result in additional tariffs or other trade restrictions. While we continue to believe our products will remain exempt, the scope and outcome of the investigation are uncertain and could affect existing exemptions or expand coverage to additional product categories. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries (including Mexico and China), what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. There may also be unforeseen occurrences that increase our costs, such as increased prices of raw materials, changes to labor costs, less favorable terms with third party suppliers, freight providers, or contract manufacturing partners, or disruptions to the operations of our contract manufacturers or third-party suppliers including as a result of public health crises such as the COVID-19 pandemic. If we are unable to reduce our costs or if cost reductions or other anticipated benefits are less significant or less timely than projected, we will not be able to achieve sustainable gross margins, which would adversely affect our ability to invest in and grow our business and adversely impact our business, financial condition and results of operations.

The commercial success of Tablo will depend upon attaining significant market acceptance among providers and patients.

Our success will depend, in part, on growing acceptance of Tablo as safe, easy to learn, easy to use, clinically flexible, operationally versatile and, with respect to providers, cost effective. We began commercializing Tablo in the United States in 2018 and expanded commercialization to support home-based dialysis in 2020. While we have gained commercial experience and expanded our installed base since that time, we must continue to demonstrate the financial, clinical and operational benefits of our technology and services to achieve broader and sustained market acceptance. It remains difficult to evaluate our long-term business performance and predict our future prospects, including how quickly, or whether, our technology and services will achieve broader market acceptance, adoption and utilization among providers and patients. These constituents must believe that Tablo, and insourcing with Tablo, offer benefits over traditional machines or outsourced dialysis offerings. The degree of market acceptance of Tablo and our service offerings will depend on a number of factors, including:

•
whether providers and others in the medical community consider Tablo to be a safe and cost-effective treatment method;
•
the potential and perceived advantages of Tablo, and insourcing with Tablo, compared to traditional machines or outsourcing dialysis services to third-party providers, including cost of treatment, convenience, ease of use and maintenance;
•
the potential and perceived advantages of Tablo, and insourcing with Tablo, relative to our customers’ other capital and operating purchase requirements;
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

Additionally, even if Tablo achieves widespread market acceptance, it may not maintain that market acceptance over time if competing products or technologies, that are more cost effective or received more favorably, are introduced. Failure to achieve or maintain broader market acceptance and/or market share would limit our ability to generate revenue and would have a material adverse effect on our business, financial condition and results of operations.

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

Our customers may face financial pressures including, but not limited to, capital budget constraints, staffing shortages and increased costs arising from macroeconomic conditions, evolving policy changes or other factors, that have had, and may continue to have, a negative impact on our financial condition or results of operations.

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

Beginning in the third quarter of 2023, we began to observe an increasing number of our existing and prospective customers deferring their decisions to purchase Tablo in an environment of rising interest rates and more cautious capital spending. These deferrals served to further elongate our sales cycle and the timing of delivery and installations which in turn, contributed to an adverse impact on our bookings and revenues starting in the second half of 2023, and through 2025. We have no assurance that these impacts will abate in future periods.

In addition, ongoing uncertainty relating to various policy changes under the current administration, including developments in trade policy (such as increased tariffs), changes in interest rate policy, potential reductions in government reimbursement and shifts in broader healthcare policy, could increase financial pressures faced by our existing and prospective hospital customers. These actual or anticipated policy changes may lead to higher operating costs for our customers, as well as tighter operating budgets and more cautious capital spending decisions. Additionally, broader economic uncertainty and market volatility, driven in part by these evolving policies, could exacerbate financial strain on our customers, potentially resulting in delayed or reduced purchases of our products and services. These factors could adversely impact our revenues, results of operations and financial condition in future periods.

We also believe that there will continue to be proposals and other actions by legislators and other policymakers at both the federal and state levels, and by regulators and third-party payors to reduce costs. For example, the One Big Beautiful Bill Act aims to reform Medicaid by eliminating certain financial incentives, imposing work requirements on certain adult beneficiaries, and requiring states to increase patient cost-sharing amounts for certain services. We cannot predict with any assurance the ultimate effect of these reforms on our business.

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

With a significant portion of our manufacturing operations, as well as key software development and certain IT personnel, located outside of the United States, we may experience operational disruptions, and be subject to additional risks associated with international manufacturing operations, including uncertain or changing regulatory and/or labor requirements.

We have insourced the production of Tablo consoles, and a substantial majority of Tablo cartridges, at our manufacturing facility in Tijuana, Mexico which we operate in collaboration with our outsourced business administration service provider, TACNA. Under our arrangement with TACNA, we control the operations, engineering, quality and materials supply functions at the facility, while TACNA provides manufacturing space, the workforce, utilities, cross-border logistics, local permits and licenses. We are subject to a number of additional risks associated with operating our Mexico-based manufacturing facility, and many of these risks may heighten to the extent we continue to ramp our cartridge manufacturing capabilities and increase our dependence on our Mexico-based manufacturing operations. We may experience strikes, work stoppages, work slowdowns, high personnel turnover, grievances, complaints, claims of unfair labor practices, other collective bargaining disputes or other labor disputes at our new facility. Our manufacturing operations at the facility may also suffer disruptions from global or regional public health crises such as the COVID-19 pandemic, natural disasters, cyber security attacks, vandalism, terrorism or other political hostilities. Any such occurrences could negatively impact our ability to produce Tablo consoles and cartridges.

In addition, we rely on certain key software development personnel located in Mexico to support the development, maintenance and enhancement of our products. Disruptions affecting the availability or retention of these software development personnel, including due to labor market conditions, regulatory changes, public health events, political instability or other factors beyond our control, could delay or impair our product development efforts. Replacing or scaling software development capabilities could be difficult, time-consuming and costly, and any such disruption could adversely affect our business, financial condition and results of operations. We also utilize certain IT personnel located in Mexico to support certain internal systems and infrastructure. In the event these resources become unavailable or are disrupted, we believe alternative IT resources could be obtained; however, any such transition could result in temporary disruptions to our business operations and could increase our costs.

We are also subject to a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to importation, exportation and taxation of goods, and U.S. laws and regulations relating to foreign operations, including anti-corruption, anti-bribery and anti-money laundering laws. For example, the current administration has advocated greater restrictions on trade generally and, in particular, tariff increases on certain goods imported into the United States, including from Mexico and China. In February 2025, the current administration issued executive orders imposing additional 25% tariffs on products imported from Mexico and additional 10% tariffs on products imported from China. While the tariffs on products from China went into effect in February 2025 (and increased from 10% to 20% in March 2025), the tariffs on products from Mexico were suspended for an additional month. These tariffs could potentially impact certain areas of our supply chain, including raw materials entering Mexico, raw materials entering the United States from China for use by our United States-based suppliers, and finished goods imported from Mexico into the United States. We currently do not believe we have exposure to these tariffs as Tablo, TabloCart and Tablo cartridge are covered under a special exemption. However, in September 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 to assess the national security implications of imports of personal protective equipment, medical consumables, and medical equipment, including medical devices. The outcome of this investigation could result in additional tariffs or other trade restrictions. While we continue to believe our products will remain exempt, the scope and outcome of the investigation are uncertain and could affect existing exemptions or expand coverage to additional product categories. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries (including Mexico and China), which products may become subject to such actions, or how other countries may respond in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, other governmental action related to tariffs or trade agreements or policies, or the related uncertainties, has the potential to adversely impact our supply chain and distribution costs, which could in turn adversely affect our business, financial condition, and results of operations, including our ability to expand gross margins.

Furthermore, although prior proposals to amend Mexico’s federal labor law, including a reduction in maximum workweek hours from 48 to 40 hours, were rejected by the Mexican Congress in 2024, in December 2025, the Mexican government formally reintroduced proposed legislation for congressional consideration. The proposed legislation contemplates a phased reduction in the maximum workweek hours, with the first reduction expected to take effect as early as 2027 and the ultimate goal of achieving a 40-hour workweek by 2030. While the specific details, timing and scope of implementation remain uncertain and are subject to the legislative process, if enacted, these potential legislative changes are expected to increase our labor costs and, ultimately, could potentially negatively impact the productivity of our manufacturing operations to the extent our efforts to mitigate the impact of the changes are not successful. In addition, because certain of our Mexico-based manufacturing operations incur costs that are denominated in Mexican Pesos (MXN), we are exposed to additional risk of currency fluctuations between the U.S. dollars (USD) and MXN, which could increase our product and labor costs, thus reducing our gross profit. Moreover, while certain members of our management team have some manufacturing experience, as an organization, we do not have any prior experience in this type of manufacturing arrangement, and we could accordingly experience other risks, the nature and magnitude of which we are unable to assess precisely at this time. Furthermore, we are subject to increased risks related to changes in export or import regulation, other trade barriers, security measures and uncertainties impacting the cost and the ability to move inventory and manufacturing equipment across the United States-Mexico border. These risks may disrupt our Mexico-based manufacturing operations, subject us to increased costs, restrict or delay our ability to deliver products to our customers and meet our customers’ demand on a timely basis, and result in customer dissatisfaction, all of which would adversely impact our results of operations.

In addition, we continue to utilize a contract manufacturing partner in Southeast Asia, for the production of a small portion of our Tablo cartridges to supplement our in-house manufacturing production and provide additional flexibility. If this contract manufacturing partners’ facilities were disrupted, by labor disputes, work stoppages, public health crises such as the COVID-19 pandemic, riots, terrorism, vandalism, cyber security attacks, natural disaster, regulatory action or otherwise, or if we are unable to agree on acceptable terms and conditions in connection with the renewal or renegotiation of our arrangement with this partner, we may need to reallocate production to our in-house manufacturing facility. Such a shift could result in temporary operational inefficiencies or increased costs. While we believe we have the ability to mitigate the impact of disruptions affecting our contract manufacturing partner, including through internal manufacturing capacity, there can be no assurance that such mitigation efforts would fully eliminate all operational impacts, particularly in the short term.

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

In addition, we purchase supplies through purchase orders and do not have long-term supply agreements with, or guaranteed commitments from all, our suppliers, including single source suppliers. Moreover, while we manufacture a substantial majority of Tablo cartridges in-house, we continue to utilize a contract manufacturer for the production of a small portion of Tablo cartridges. Many of our suppliers and our contract manufacturer are not obligated to perform services or supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We depend on our suppliers and contract manufacturer to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements. These suppliers and contract manufacturer may encounter problems during manufacturing for a variety of reasons, including as a result of public health crises such as the COVID-19 pandemic, labor disputes, work stoppages, damage or interruption from fires, severe weather or other natural disasters, vandalism, terrorism or other political hostilities, any of which could delay or impede their ability to meet our demand. These suppliers and contract manufacturer may cease producing the components we purchase from them or otherwise decide to cease doing business with us. As part of our supply continuity planning, we maintain limited quantities of raw material, work in progress and finished good product at both suppliers and contract manufacturers. However, if we inaccurately forecast demand for finished goods, we may be unable to meet customer demand which could harm our competitive position and reputation. Further, if we fail to effectively manage our relationships with our suppliers and contract manufacturer, we may be required to change suppliers or contract manufacturers. While we believe replacement suppliers exist for all most all materials, components and services necessary to continue manufacturing Tablo, establishing additional or replacement suppliers for any of these materials, components or services could be time-consuming and expensive, may result in interruptions in our operations and product delivery, may affect the performance specifications of Tablo or could require that we modify Tablo’s design. Even if we are able to find replacement suppliers, we will be required to verify that the new supplier maintains facilities, procedures and operations that comply with our quality expectations and applicable regulatory requirements. Any of these events could require that we obtain a new regulatory authority approval before we implement the change, which could result in further delay and which may not be obtained at all. If our third-party suppliers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality on a timely basis, the continued commercialization of Tablo, the supply of our products to customers and the development of any future products will be delayed, limited or prevented, which could have a material adverse effect on our business, financial condition and results of operations.

For example, we have worked closely with our manufacturing partners and suppliers to enable us to source key components and maintain appropriate inventory levels to meet customer demand, and have not experienced material disruptions in our supply chain to date. However, macroeconomic factors such as rising inflation, increasing labor costs, and surges and shifts in consumer demand, have disrupted the operations of certain of our third-party suppliers, resulting, in some cases, in increased lead times and higher component costs. Moreover, we believe that localizing production of a substantial majority of Tablo cartridges in Mexico (in-house at our manufacturing facility) has helped achieve cost reductions through lower freight costs, further our long-term gross margin expansion and supply continuity strategies and improve the flexibility of our operations. However, we may face increased supply chain constraints or the impact of tariffs in the future, which could negatively impact our ability to meet customer demand on a timely basis, result in customer dissatisfaction and adversely impact our operating margins and results of operations.

If we fail to expand the adoption of Tablo as we focus more heavily on enterprise selling, we may not be able to generate revenue growth.

We may periodically adjust our sales organization or sales strategies in response to market shifts or opportunities, changes in our current or prospective customers, competitive threats, management changes, sales headcount changes, product and service introductions or enhancements, sales performance, cost reduction initiatives, and other internal and external considerations. Any such changes may result in disruptions in our sales cycle or a reduction of productivity, which could negatively impact our revenue growth. For example, during the second quarter of 2024, we observed a further elongation of our sales cycle, which contributed to an adverse impact on our revenues for the quarter, and which we believe was due in part to our transition beyond earlier stage adoption of Tablo. We identified a need to evolve our sales strategy to focus more heavily on enterprise selling, which often requires approvals and commitment across a larger base of stakeholders within a health system including clinical, financial and operational executives, and can elongate the sales cycle. We determined that this shift requires additional training, skill-building and optimization of our sales team and sales processes. In connection with our initiatives to help optimize our commercial organization, and to help improve operational efficiencies and reduce operating expenses to align with anticipated revenue growth, in the third quarter of 2024, we completed a restructuring primarily impacting our commercial organization. These actions could result in short-term or long-term disruption of our sales cycle and may not produce the cost savings, efficiencies and other benefits we anticipate or desire. Our ability to achieve the anticipated cost savings, efficiencies and other benefits from these actions on the timeframe we expect, or at all, is subject to estimates and assumptions, which are subject to uncertainties. If our estimates and assumptions are incorrect, if we are unsuccessful at implementing these changes or if we otherwise encounter deficiencies or inefficiencies in our infrastructure or processes which we did not anticipate, it could harm our business, financial condition, results of operations and, ultimately, our future growth and profitability. For example, as we continued to focus more heavily on enterprise selling in 2025, sales cycles for these enterprise customers were longer than expected, which contributed to an adverse impact on our revenues during the period.

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

There are a number of dialysis machine manufacturers and dialysis service providers in the United States, Europe and Asia. Notable competitors in the United States include Fresenius; DaVita, a dialysis service provider; Mozarc Medical, a dialysis products joint venture formed by DaVita and Medtronic; and B. Braun. Vantive, formerly the Baxter kidney care segment, also offers specialized dialysis products that may be used by hospitals for inpatient dialysis. In addition, Quanta’s dialysis system has received FDA 510(k) clearance for use in acute and/or chronic and home settings. Of these competitors, Fresenius is the largest and it supplies dialysis products, operates a significant number of dialysis clinics and provides outsourced dialysis services in many hospitals. In the home hemodialysis setting, competitors primarily include Fresenius (through its acquisition of NxStage) and Quanta. Some of our competitors are significantly larger than us or otherwise possess competitive advantages, including:

•
longer operating histories;
•
substantially greater market share and brand recognition;
•
broader, deeper or longer-standing relationships with healthcare professionals, customers and third-party payors;
•
more established distribution networks;
•
broader product portfolios and the ability to offer bundled products, rebates or other pricing incentives;
•
greater experience in conducting research and development, manufacturing, clinical trials, marketing and obtaining regulatory clearance or approval for products; and
•
greater financial and personnel resources to devote to marketing, sales, product development and other product initiatives.

Our continued success depends on our ability to:

•
demonstrate the financial, clinical and operational benefits of Tablo and insourcing with Tablo relative to traditional dialysis machines or outsourcing dialysis services;

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

In addition, competitors, including those with greater financial resources than ours, could acquire, combine with or partner with other companies to gain enhanced name recognition and market share, as well as new technologies, products or services that could effectively compete with our existing solutions, which may cause our revenue to decline and would harm our business. For example, in 2023, Medtronic and DaVita launched an independent company focused on kidney care named Mozarc Medical, and in 2022, Fresenius Health Partners (the value-based care division of Fresenius), InterWell Health and Cricket Health, Inc. merged the three businesses into a new independent company focused on kidney care. In the future, we may also face competition from new entrants or companies spun off from our larger competitors. For example, in 2025, Baxter International, Inc. completed its spin off of its kidney care segment into a new independent company named Vantive.

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

In connection with various facets of our business, we collect and use a variety of personal information as part of the Tablo data ecosystem, such as name, street address, email addresses, mobile telephone number, and prescription information. Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers, suppliers or other partners. Despite the implementation of security measures, our internal computer systems and those of our third-party service providers, suppliers and other partners are vulnerable to damage from computer viruses, hacking and other means of unauthorized access, denial of service and other attacks, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Further, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who may work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition to unauthorized access to or acquisition of personal information, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. Any failure to prevent or mitigate security breaches or improper access to, or use or disclosure of, our data or consumers’ personal information, including information hosted by third party service providers such as Amazon Web Services (AWS), could result in significant liability under applicable data protection laws, such as state breach notification laws and the HIPAA and its implementing regulations. Such an incident may also cause a material loss of revenue from the potential adverse impact to our reputation and brand, affect our ability to retain or attract new users of Tablo and potentially disrupt our business, as well as require significant expenditure of resources to contain, mitigate and remediate the incident. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently or may be designed to remain dormant until a predetermined or other future event and often are not recognized until launched against a target, we and our partners may be unable to anticipate these techniques or to implement adequate preventative measures.

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

Moreover, any unauthorized access to, or compromise of, Tablo devices could result in device malfunction, interruption or alteration of treatment or inaccurate data transmission, any of which could adversely affect patient health or safety. Any such incident could subject us to product liability claims, FDA or other regulatory enforcement actions, increased regulatory scrutiny, and reputational harm. In addition, certain privacy and data protection laws provide for private rights of action, and we could also be subject to contractual claims by customers or other counterparties in connection with a cybersecurity or privacy incident. Even the perception that Tablo is vulnerable to cybersecurity threats could reduce patient and provider confidence and materially harm adoption and use of Tablo and our business.

Additionally, outside parties may attempt to fraudulently induce employees to disclose sensitive information in order to gain access to the data and personal information we maintain, including through phishing or other social engineering attacks. Threat actors, including individuals, criminal groups, state sponsored actors or others may be able to circumvent such security measures and misappropriate our confidential or proprietary information, disrupt our operations, corrupt our data, damage our computers or otherwise impair our reputation and business. Although we currently invest in our resources and infrastructure, we may need to expend significant resources and make significant capital investment in the future to protect against security breaches or to mitigate the impact of any such breaches. In addition, to the extent that our cloud and other service providers experience security breaches that result in the unauthorized or improper use of confidential information, employee information or personal information, we may not be indemnified for any losses resulting from such breaches. Moreover, we have engaged a leading third-party information security consulting firm for CISO advisory services to support our information security program, which will continue to be overseen by our Vice President of Information Technology. While this consulting firm has significant experience in supporting and managing information security programs, has previously been involved in various aspects of our cybersecurity risk management program and ongoing cybersecurity operations, and the engagement is designed to enhance our program, there can be no assurance that the integration of external resources for CISO advisory services will be seamless or free of operational or security risks, which could result in unforeseen vulnerabilities or costs. If we are unable to prevent or mitigate the impact of security breaches or other cyber events that impact our operations, our ability to attract and retain new customers, patients, and other partners could be harmed, as they may be reluctant to entrust us with their data, and we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business or other adverse consequences.

We may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2025, we had 310 full-time employees. We may not be able to recruit and train additional qualified personnel and expand our operations in the timeframe that we desire for various reasons which include our limited financial resources, the impact of macroeconomic conditions on us or our customers, or any inability to overcome the adverse impacts of regulatory, competitive or other challenges. Our growth may, instead, require us to leverage and optimize our existing personnel while increasing the scale of our operations in an effort to grow our revenue and expand gross margins. If we are unable to effectively manage our growth in the face of these challenges, the execution of our business plans could be delayed, which would have a material adverse effect on our business, financial condition and results of operations.

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

For the year ended December 31, 2025, our largest customer accounted for 15% of revenues. There are risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the level of demand for Tablo that will be generated by any of these customers in the future. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. Furthermore, because our business model consists of an upfront capital purchase by our customers, and relatively lower annual recurring revenue from future sales of consumables and services, revenues from these larger customers may not represent a substantial portion of our revenues in future periods. These customers could also potentially pressure us to reduce the prices we charge for Tablo, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If any of our large customers terminate their relationship with us, such termination could negatively affect our revenues and results of operations.

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

To ensure adequate inventory supply, we must forecast inventory needs and manufacture Tablo consoles and Tablo cartridges based on our estimates of future demand for Tablo. Our ability to accurately forecast demand for Tablo could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for Tablo or for products of our competitors, our failure to accurately forecast customer acceptance of new products, failure of our initiatives to optimize the commercial organization and improve forecasting and order visibility, potential disruption in our supply chain from regional or global public health crises such as the COVID-19 pandemic, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for Tablo, our supply chain, manufacturing partners and/or internal manufacturing team may not be able to deliver components and products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, which will adversely affect our business, financial condition and results of operations.

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
•
future accounting pronouncements or changes in our accounting policies; and
•
general economic and financial market conditions or political instability, including changes in tariff or trade laws and policies (such as the tariffs imposed by the current administration on products imported into the United States from Mexico and China), as well as inflationary pressures (whether caused by economic policy or by other disruptions).

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

While we have raised equity and taken actions to reduce operating expenses and working capital to align with anticipated revenue growth including implementing restructuring plans to streamline our overall organizational structure and renegotiating commitments with suppliers to reduce inventory, we expect to continue to incur operating losses in the near term while we make investments to support our anticipated growth. We also entered into a senior secured credit facility on January 3, 2025, which replaces our prior credit facilities with SLR Investment Corp (SLR) and provides for up to $125.0 million term loans (the Term Loan Facility) pursuant to a credit agreement and guaranty, dated as of January 3, 2025 (the Credit Agreement) with Perceptive Credit Holdings IV, LP as administrative agent (the Agent) and the lenders from time to time party thereto, under which we have already borrowed a term loan of $100.0 million. The additional $25.0 million term loan under the Term Loan facility is subject to us achieving certain revenue milestone and other customary conditions. We may seek to raise any necessary additional capital through a combination of public or private equity offerings or debt financings. There can be no assurance, however, that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If adequate funds are not available on acceptable terms when needed, we may be required to significantly reduce operating expenses, which may negatively affect our business, financial condition and results of operations. If we do raise additional capital through public or private equity or convertible debt offerings, such offerings could result in dilution, including potentially significant dilution, of the ownership interest of our existing stockholders, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing (including through refinancing our existing debt), we may be subject to, among other things, an increase in our interest expense which may negatively affect our cash flow and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available on reasonable terms, or at all.

The terms of our credit agreement require us to meet certain operating and financial covenants, place restrictions on our operating and financial flexibility and subject us to interest rate risk, and our ability to access additional borrowings is subject to us achieving certain revenue milestone and obtaining lenders’ credit approval.

We entered into the Credit Agreement on January 3, 2025, which provides term loans in an aggregate principal amount of up to $125.0 million, comprised of (i) a term loan of $100.0 million (the Initial Term Loan), which was funded to us on January 8, 2025, and (ii) a delayed draw term loan of up to $25.0 million (the Delayed Draw Loan, and together with the Initial Term Loan, the Loans). The Delayed Draw Loan is available for funding until July 14, 2027, subject to the achievement of certain revenue milestone and other customary conditions. As a result, we cannot rely on further borrowings under the Term Loan Facility to fund our operations. In addition, outstanding Loans accrue interest at variable interest rates tied to Secured Overnight Financing Rate (SOFR). As a result, our borrowings under the Term Loan Facility are subject to interest rate risk. An adverse change in interest rates for our borrowings would increase our borrowing costs which may restrict our access to capital in the future and, ultimately, could adversely affect our financial condition and results of operations. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations ‒ Liquidity and Capital Resources ‒ Debt Obligations ‒ Perceptive Credit Agreement.”

On January 8, 2025, we repaid in full all amounts due under our two prior senior secured credit facilities with (i) SLR and (ii) Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL, respectively, each dated as of November 3, 2022 using the proceeds of the Initial Term Loan, together with cash on hand.

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

From time to time we may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities and stockholder actions and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. For example, on August 29, 2024 and October 18, 2024, two purported securities class action lawsuits were filed against the Company, our Chief Executive Officer, then-Chief Financial Officer and prior Chief Financial Officer, in the U.S. District Court for the Northern District of California alleging that the defendants violated federal securities laws by making false or misleading statements about our business, operations and prospects related to the sale and marketing of the Tablo Hemodialysis System and TabloCart with Prefiltration, including concerning the impact of certain FDA processes for these products on our revenue growth. These cases have been consolidated into a single action. Further, on November 29, 2024, April 28, 2025, May 8, 2025 and June 16, 2025 Outset stockholders purporting to act on behalf of the Company filed lawsuits in the U.S. District Court for the Northern District of California against current and former members of our Board of Directors and certain of our officers, alleging that the defendants breached their fiduciary duties to the Company in connection with the same alleged events and alleged materially false and misleading statements asserted in the stockholder securities class action lawsuits. For more information, see the section entitled “Litigation” in Note 6, Commitments and Contingencies, to our audited financial statements included in this Annual Report. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for Tablo, even if the regulatory or legal action is unfounded or not material to our operations.

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

As of December 31, 2025, we had U.S. federal and state net operating loss (NOL) carryforwards of $815.1 million and $453.9 million, respectively. If not utilized, our U.S. federal NOLs carryforwards generated in taxable years beginning before 2018 will begin to expire in 2026 and our state NOLs began to expire in 2026. Deductibility of U.S. federal NOLs generated in taxable years beginning after 2017 generally may be carried forward indefinitely. However, for taxable years beginning after 2020, the deductibility of NOL carryforwards is limited to 80% of our taxable income before the deduction of such NOLs. As of December 31, 2025, we also had U.S. federal and state research and development credits of $13.4 million and $9.2 million, respectively. Our U.S. federal research and development credits will begin to expire in 2030. State research and development credits do not expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) a corporation that undergoes an ownership change, generally defined as a greater than 50% change by value in its equity ownership by one or more “5-percent shareholders” over a rolling three-year testing period, is subject to limitations on its ability to utilize its pre-change NOL and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. Similar rules may apply under state tax laws. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any future carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOL carryforwards and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the existing NOLs, research and development credit carryforwards or future disallowed interest expense carryovers, even if we attain profitability. Any limitation on using NOL carryforwards could adversely impact operating results and result in our retaining less cash after payment of U.S. federal and state income taxes.

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

For example, since Tablo’s original clearance by the FDA for home use in March 2020, we have made certain changes to the device over time and, where appropriate, have submitted 510(k) notifications for certain modifications to Tablo. In May 2021, we submitted a 510(k) application to the FDA covering the design changes for patient use in the home. In May 2022, after further discussions with the FDA and receiving indications that the clearance of this 510(k) submission would be delayed beyond our original expectations, we implemented a shipment hold on the distribution and marketing of Tablo for use in the home environment pending the FDA’s review and clearance of this 510(k) submission. In late July 2022, the FDA cleared this 510(k) submission of Tablo for patient use in the home and we resumed marketing and shipping Tablo for home use.

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

The Court’s decision may have continued impacts on our business, including potential increases in adverse ESRD coverage actions may be taken by health plans and we cannot predict whether regulatory guidance or new legislation may be issued that further limit ESRD coverage.

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

In addition, as discussed in the section titled “Business – Government Regulation – United States Health Reform” above, other legislative and executive actions have encouraged the development of new payment and care models for ESRD patients. Changes to the models of patient care, including an increased focus on treatments earlier in disease progression, may adversely affect our customers’ businesses and potentially decrease the demand for our product or result in additional pricing pressures. Further, with home dialysis as a growing trend in the industry and the implementation of the IOTA Model, a failure to implement our expansion into home dialysis could have a material adverse impact on our business.

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
•
criminal prosecution.

If any of these events were to occur, it would negatively affect our business, financial condition and results of operations. For example, in July 2023, we received a warning letter (the Warning Letter) from the FDA that raised two observations. The first observation asserted that certain content on our website promoted CRRT, a modality outside of Tablo’s current indications, which we addressed through revision of processes and procedures and updates to existing labeling and promotional materials. The second observation asserted that TabloCart with Prefiltration, an accessory to Tablo, required prior 510(k) clearance for marketing authorization, which we addressed by pausing distribution of this accessory until receiving 510(k) clearance in May 2024, after which we resumed distribution. Our business and operations experienced certain disruptions as a result of the Warning Letter and the distribution pause. In February 2025, we were notified by the FDA that the issues cited in the Warning Letter had been addressed. However, we cannot guarantee that we will not receive other warning letters or be subject to other FDA enforcement actions in the future.

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
•
criminal prosecution.

For example, the FDA has conducted quality system inspections of our San Jose, California facility. Our first inspection in 2023 resulted in a Form FDA-483 that identified several inspectional observations that we remediated, and the follow-up inspection in 2024 resulted in no FDA-483. In February 2025, the FDA subsequently closed both inspections, concluding that no further regulatory action was necessary. Although we believe we are in material compliance with the QSR, there is no guarantee that subsequent inspections of our facility by the FDA or other regulatory authorities will not result in similar observations with respect to our quality system, which could adversely affect our business.

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

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found and we have done so from time to time. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.

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

Our educational and promotional activities and training methods must comply with FDA and other applicable laws, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside of its cleared or approved indications is known as “off-label” use. Physicians may use Tablo off-label in their professional medical judgment, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our educational and promotional activities or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of warning letters, untitled letters, fines, penalties, injunctions, or seizures, any of which could have an adverse impact on our reputation and financial results. For example, in the Warning Letter we received in July 2023, the FDA asserted that certain content reviewed on our website promoted CRRT, a modality outside of Tablo’s current indications. We addressed this observation through a revision of processes and procedures and updates to existing labeling and promotional materials and were notified by the FDA in February 2025 that the issue had been addressed. However, there is no guarantee that the FDA will not issue similar warning letters to us or subject us to other regulatory or enforcement actions for marketing or promotion of Tablo that the agency deems improper in the future.

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

For example, medical device cybersecurity continues to be an area of focus for and evolving guidance from the FDA. The FDA has published guidance documents regarding cybersecurity and publication of future guidance documents or other materials may necessitate additional time and cost for product development, submission and approval or clearance. For example, in January 2026, the FDA granted 510(k) clearance of our next-generation Tablo platform which incorporates the FDA’s recent guidance on medical device cybersecurity published in June 2025.

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

Federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles, including, for example, the current administration’s commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees and operations, which may lead to slower response times, less guidance from the agency, and longer review periods, potentially affecting our ability to progress development of, or obtain regulatory clearance or approval for, any future product modifications or new products. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to use of AI to review product applications. And, recent and possible future federal government shutdowns may impact the ability of FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. These developments may lead to greater uncertainty regarding FDA policies, slower response times, longer review periods, unexpected delays, increased costs, or other negative impacts on both our business and that of our customers that are difficult to predict. These changes may potentially affect our ability to progress development of, or obtain regulatory clearance or approval for, any future product modifications or new products.

Additionally, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the APA “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision has affected how lower courts evaluate challenges to agency interpretations of law, including those by HHS, FDA, CMS and other agencies with significant oversight of the medical device industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

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
•
regulatory actions with respect to our products or our competitors’ products, or announcements by us in relation to such regulatory actions;
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

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many life sciences and technology companies’ stock prices. Stock prices often fluctuate in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. We and certain of our directors and officers have previously been named as defendants in securities class actions and derivative lawsuits alleging violations of federal securities laws. For more information, see the section entitled “Litigation” in Note 6, Commitments and Contingencies, to our audited financial statements included in this Annual Report. Any such securities litigation could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.

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

Our common stock is listed on The Nasdaq Global Select Market, which imposes continued listing requirements with respect to listed securities, including a minimum bid price requirement. As previously disclosed, in September 2024, we received notice from The Nasdaq Stock Market LLC (Nasdaq) that, because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive trading days, we no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). After regaining compliance in December 2024, we received a second notice of non-compliance in February 2025 after again failing to meet the minimum bid price requirement. In March 2025, we effected a reverse stock split of our common stock on a 15-for-one basis (the Reverse Stock Split), and subsequently regained compliance with Nasdaq’s minimum bid price requirement as of early April 2025.

However, there is no assurance that we will be able to maintain compliance with the minimum bid price requirement or other applicable Nasdaq listing rules. Moreover, if we fall out of compliance with the minimum bid price requirement within one year of effecting the Reverse Stock Split, Nasdaq will provide notice that our common stock will be subject to delisting. If Nasdaq delists our common stock, it is unlikely that we will be able to list our common stock on another national securities exchange and, as a result, we expect our securities would be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant adverse consequences, including limited availability of market quotations and analyst coverage for our common stock, and reduced liquidity for trading of our securities, all of which would likely reduce the market price of our common stock. In addition, our common stock could be considered a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in reduced trading activity in the secondary trading market for our common stock. Delisting could result in additional adverse consequences including reduced ability to issue additional securities or obtain additional financing on terms acceptable to us, or at all, as well as the potential loss of confidence of our customers, suppliers and employees, any of which could harm our business and future prospects. Even the perception that we are at heightened risk of delisting could also result in certain of the above these consequences, which could negatively impact the market price and trading volume of our common stock, and harm our stockholders and our business.

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

Based on available information, we believe that, as of January 26, 2026, our executive officers, directors and 5% stockholders beneficially owned approximately 76.0% of the outstanding shares of our common stock. In addition, as of January 26, 2026, our executive officers and directors held options to purchase an aggregate of 67,604 shares of our common stock at a weighted-average exercise price of $147.61 per share, and 530,851 restricted stock units, which would give our officers and directors ownership of approximately 5.4% of our outstanding common stock as of January 26, 2026 if such awards were fully vested and exercised or settled in full (assuming over-achievement of any performance conditions). Therefore, these stockholders have the ability to influence us through these ownerships position. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

Future securities issuances could result in significant dilution to our stockholders and impair the market price of our common stock.

Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to existing holders of our common stock. Also, to the extent outstanding options or warrants to purchase shares of our common stock are exercised or options, restricted stock units or other stock-based awards are issued or become vested, there will be further dilution. For example, in connection with the Term Loan Facility, we issued a warrant to purchase up to 375,000 shares of our common stock. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock. As a result, purchasers of our common stock bear the risk that future issuances of debt or equity securities may reduce the value of our common stock and further dilute their ownership interest.

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
•
provide that directors may only be removed for cause and only by the affirmative vote of the holders of at least a majority of the voting power of all then-outstanding shares of our capital stock;
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

Global macroeconomic conditions and the world’s financial markets remain susceptible to significant stresses, including global geopolitical instability (such as the ongoing conflict between Russia and Ukraine and related economic and other retaliatory measures taken by the United States, European Union and others, the ongoing hostilities in the Middle East as well as the potential escalation or geographic expansion of such conflicts, and the risk of increased tensions between China and Taiwan), pandemics (such as the COVID-19 pandemic), changes in tariff or trade laws and policies (such as the tariffs imposed by the current administration on products imported into the United States from Mexico and China), inflationary pressures (such as current inflation related to global supply chain disruptions), extreme weather conditions and natural disasters, market declines and uncertainty, fluctuating interest and foreign currency rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, and general uncertainty regarding the overall future economic environment. The ultimate impact of these conflicts on fuel prices, inflation, volatility of global financial markets, the global supply chain and other macroeconomic conditions is unknown and could materially adversely affect the availability and cost of materials, access to capital, global economic growth, consumer confidence and demand for our products and services.

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

Competition for skilled personnel in our market is intense and has recently intensified further due to industry trends in many areas where our employees are located. Further, the increased availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. Such competition may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. We may experience higher compensation costs to retain senior management and experienced personnel that may not be offset by improved productivity. Moreover, in order to improve operational efficiencies, reduce operating expenses, and streamline our overall organizational structure, we have completed several organizational restructurings beginning in late 2023 through early 2025. These restructurings, as well as any future restructurings, may adversely affect our ability to attract and retain employees. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have issued and may continue to issue equity awards that vest over time. The value to employees of equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Our employment arrangements with our employees provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We also do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

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

Future acquisitions may reduce our cash available for operations and other uses and could result in amortization expense related to identifiable assets acquired. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale or issuance of equity or convertible debt to finance any such acquisitions would result in dilution to our stockholders. The incurrence of indebtedness to finance any such acquisition would result in fixed obligations and could also include covenants or other restrictions that could impede our ability to manage our operations. In addition, our future results of operations may be adversely affected by the dilutive effect of an acquisition, performance earn-outs or contingent bonuses associated with an acquisition. Furthermore, acquisitions may require large, onetime charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expenses and the recording and subsequent amortization of amounts related to certain purchased intangible assets, any of which items could negatively affect our future results of operations. We may also incur goodwill impairment charges in the future if we do not realize the expected value of any such acquisitions.

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

Certain investors, customers and other stakeholders may focus on ESG factors, including greenhouse gas emissions and climate-related risks; diversity, equity, and inclusion; responsible sourcing and supply chain; human rights and social responsibility; and corporate governance and oversight. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG matters are inadequate or are not aligned with their investment strategies, which could have a material adverse effect on our reputation and cause the trading price of our common stock to decline. In addition, we are subject to diverse, evolving and sometimes conflicting ESG regulatory requirements in the jurisdictions in which we operate. If our ESG practices fail to meet regulatory requirements, or investor, customer, employee or other stakeholders’ evolving expectations and standards for responsible corporate citizenship, our reputation, brand and employee retention may be negatively impacted, and our customers and suppliers may be unwilling to continue to do business with us.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

At Outset, we strive to protect the confidentiality, integrity and availability of the data entrusted to us. We continue to invest in our cybersecurity program in an effort to enhance our ability to prevent, detect, contain, and mitigate cybersecurity threats.

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

Executive leadership

Our VP of Information Technology periodically presents information about the Company’s information security program, including program goals and strategy, and progress against key initiatives and key risks, to our executive leadership team. As described above, significant risks related to cybersecurity are escalated to the Audit Committee and/or the full Board as appropriate.

Cross-functional engagement

We maintain an integrated cybersecurity program that involves collaboration across key functions, including information technology (IT), software engineering, regulatory, legal, privacy, finance, and operations. This cross-functional approach supports alignment with regulatory requirements and proactive risk management, and representatives of these functions meet regularly to review our cybersecurity posture, evolving threats, and related action plans.

Governance of information security risks

We have also established a risk governance committee, which generally meets on a quarterly basis. This committee, which is sponsored by our VP of Information Technology, is comprised of our information security advisor and Company leaders from IT, legal, privacy, finance, operations, and other functions, who have experience in managing cybersecurity risks, who review the cybersecurity threat landscape, and who evaluate key emerging data security risks. The committee reviews certain cybersecurity-related risks facing the company; discusses open policy exceptions and key risk indicators; and manages cybersecurity risks presented by the team and proposed mitigation actions. Members of this committee review the key risks identified as an outcome of our cybersecurity risk management strategy described below.

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

We have operationalized key processes to help us identify, assess, manage, and mitigate reasonably foreseeable risks from potential cybersecurity threats. For example:

•
USE OF THIRD PARTIES: We engage third-party cybersecurity consulting firms to assist us with various aspects of our cybersecurity risk management program. For example, we have engaged a leading third-party information security consulting firm for CISO advisory services to support our information security program, which will continue to be overseen by our VP of Information Technology. We also currently consult with third party firms to assist with our annual penetration testing for the Tablo device, Tablo Cloud and IT infrastructure. In addition, we used a third-party audit firm accredited by the American Institute of Certified Public Accountants (AICPA) to support us in the SOC 2 certification process for Tablo Cloud.
•
VENDOR ASSESSMENT: We leverage a third-party risk assessment tool to help us identify cybersecurity, privacy, and operational related risks associated with our use of certain third-party service providers.
•
INCIDENT PREPAREDNESS AND RESPONSE: We maintain a Cybersecurity Incident Response Plan (IRP) which establishes a framework designed to enable us to respond to cybersecurity incidents in a consistent, timely and effective manner. Our IRP outlines procedures for identifying, reporting, investigating, assessing, and responding to cybersecurity incidents, including incident response team formation, roles and responsibilities by department, and communication and escalation protocols. The IRP also includes an addendum that specifically addresses incidents involving protected health information and describes our obligations under HIPAA, including compliance with the HIPAA breach notification rule and our applicable contractual requirements. Depending on the severity of the cybersecurity incident, our IRP contemplates escalation to our executive leadership team and the Audit Committee and/or the full Board, as well as periodic briefings on developments related to the incident response. We periodically review and update our IRP and have conducted training of key team members regarding the IRP. In addition, we have conducted a tabletop exercise to simulate a response to a cybersecurity incident.
•
SECURITY STANDARDS: Our IT and Tablo Cloud security architecture are designed to comply with the HIPAA Security Rule. In addition, our Tablo Cloud security architecture leverages recognized frameworks designed to protect customer data. For example, we have received SOC 2 certification for Tablo Cloud. In addition, in January 2026, the FDA granted 510(k) clearance of our next-generation Tablo platform which incorporates the FDA’s recent guidance on medical device cybersecurity published in June 2025. We periodically examine our security controls and take steps to review, prioritize and address key compliance gaps where identified, using a risk-based approach.
•
TECHNICAL SAFEGUARDS: We perform information security maturity assessments and penetration testing for the Tablo device and Tablo Cloud (including in connection with new product features and services), as well as for our enterprise IT infrastructure. We conduct vulnerability scans across key assets, core infrastructure, and endpoints to identify potential vulnerabilities and potential cybersecurity events. We assess and prioritize the remediation of vulnerabilities and other cybersecurity risks identified through these activities, using a risk-based approach.
•
THREAT LANDSCAPE AWARENESS: We regularly receive and review threat landscape bulletins from Health Information Sharing and Analysis Center (H-ISAC), Cybersecurity and Infrastructure Security Agency (CISA) and other sources, and incorporate enhancements into our ongoing cybersecurity program based on this review.
•
INSURANCE: We maintain information security risk insurance coverage to mitigate potential losses in the event of a business disruption.
•
TRAINING: All Outset employees are assigned HIPAA and information security awareness training as part of the new employee onboarding process and refresher training is assigned annually. Our IT team also conducts continuous automated phishing simulation campaigns, which can trigger additional training for employees on how to recognize social engineering attempts (e.g., phishing, smishing, etc.). We track employee performance on phishing exercises to help us monitor the awareness of our employees and inform future training priorities. For employees whose jobs require access to sensitive data, including PHI, additional security training may be required.

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

We regularly monitor for, defend against, and respond to cybersecurity threats to our networks and information systems, as well as other types of security threats and incidents. Despite our information security efforts, our facilities, systems, servers, platforms and data, as well as those of our third-party cloud and other service providers and Tablo’s two-way wireless communication system, may be vulnerable to privacy and information security incidents and may be breached due to the actions of outside parties, employee error or misconduct, malfeasance, or a combination of these and, as a result, an unauthorized party may obtain access to our data or the personal information maintained by us or on our behalf. These include data breaches, viruses or other malicious code, exploitation of known or unknown vulnerabilities, coordinated attacks, data loss, phishing attacks, ransomware, denial of service attacks, insider threats or other security or IT incidents caused by threat actors, technological vulnerabilities, or human error. Additionally, outside parties may attempt to fraudulently induce employees to disclose sensitive information to gain access to the data and personal information we maintain. As of the date of this Annual Report, we are not aware of any material adverse impact to our business or operations from cybersecurity threats or incidents. We do, however, recognize that the cybersecurity landscape evolves rapidly and that we are not immune to such incidents. If we, or any of our third-party service providers, fail to comply with laws requiring the protection of sensitive personal information, or fail to safeguard and defend personal information or other critical data assets or IT systems, or if our incident response, containment or mitigation measures are inadequate in the face of a particular data breach or cybersecurity incident, we may face significant business interruptions, incur reputational damage, and be subject to regulatory enforcement and fines as well as private civil actions. We may be required to expend significant resources in the response, containment, and mitigation of cybersecurity incidents as well as in defense against claims that our information security was unreasonable or otherwise violated applicable laws or contractual obligations. In addition, to the extent that our cloud and other service providers experience security breaches that result in the unauthorized or improper use of confidential information, employee information or personal information, we may not be indemnified for any losses resulting from such breaches. Moreover, we have engaged a leading third-party information security consulting firm for CISO advisory services to support our information security program, which will continue to be overseen by our VP of Information Technology. While this consulting firm has significant experience in supporting and managing information security programs, has previously been involved in various aspects of our cybersecurity risk management program and ongoing cybersecurity operations, and the engagement is designed to enhance our program, there can be no assurance that the integration of external resources for CISO advisory services will be seamless or free of operational or security risks, which could result in unforeseen vulnerabilities or costs. If we are unable to prevent or mitigate the impact of such security breaches or other cyber events that impact our operations, our ability to attract and retain new customers, patients, and other partners could be harmed, as they may be reluctant to entrust us with their data, and we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business or other adverse consequences.

Moreover, any unauthorized access to, or compromise of, Tablo devices could result in device malfunction, interruption or alteration of treatment or inaccurate data transmission, any of which could adversely affect patient health or safety. Any such incident could subject us to product liability claims, FDA or other regulatory enforcement actions, increased regulatory scrutiny, and reputational harm. In addition, certain privacy and data protection laws provide for private rights of action, and we could also be subject to contractual claims by customers or other counterparties in connection with a cybersecurity or privacy incident. Even the perception that Tablo is vulnerable to cybersecurity threats could reduce patient and provider confidence and materially harm adoption and use of Tablo and our business.

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

Item 2. Properties.

We currently lease 40,413 square feet of office space for our corporate headquarters located in San Jose, California under a lease agreement that terminates in 2027. This facility supports research and development and general and administrative activities. In Tijuana, Mexico, we also lease 87,187 square feet of space for our manufacturing facility under a lease agreement that will expire in 2026 (or 2031 if and when our renewal option is exercised and mutually agreed) and 7,739 square feet of office space for certain research and development and general and administrative activities under a lease agreement that will expire in 2028.

We believe that these facilities are suitable and sufficient to meet our current and anticipated needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

Item 3. Legal Proceedings.

The information set forth under “Litigation” in Note 6, Commitments and Contingencies, of the notes accompanying our audited financial statements in this Annual Report is incorporated herein by reference.

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

Holders of Common Stock

We effected a 15:1 reverse stock split of our common stock on March 20, 2025 (the Reverse Stock Split). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

As of February 10, 2026, there were 104 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The following graph compares the cumulative total return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the S&P Healthcare Equipment Select Industry Index (SPSIHE) for the period from December 31, 2020 through December 31, 2025. The graph assumes an investment of $100 on December 31, 2020 and its relative performance is tracked through December 31, 2025. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. Note that historic stock price performance is not necessarily indicative of future stock price performance. Per share data has been adjusted on a retroactive basis to reflect the Reverse Stock Split effected on March 20, 2025 for activity prior to that date.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/20
12/21
12/22
12/23
12/24
12/25
Outset Medical, Inc.
NASDAQ Composite
S&P Healthcare Equipment Select Industry

Recent Sales of Unregistered Securities

None.

Issuer Purchases or Equity Securities

None.

Item 6. [Reserved].

Not applicable.

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

We have elected to omit discussion of the earliest of the three years covered by the audited financial statements presented. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, located in our annual report on Form 10-K for the year ended December 31, 2024 for reference to discussion of the year ended December 31, 2024, the earliest of the three fiscal years presented.

Overview

Our technology is designed to elevate the dialysis experience for patients and help providers overcome traditional care delivery challenges. Requiring only an electrical outlet and tap water to operate, our Tablo® Hemodialysis System (Tablo) frees patients and providers from the burdensome infrastructure required to operate traditional dialysis machines. The integration of water purification and on-demand dialysate production in a single 35-inch compact console enables Tablo to provide clinical and operational flexibility to customers. With a simple-to-use touchscreen interface, two-way wireless data transmission and a proprietary data analytics platform, Tablo is a holistic approach to dialysis care. Unlike existing hemodialysis machines, which have limited clinical versatility across care settings, Tablo can be used seamlessly across multiple care settings and a wide range of clinical applications. Tablo is cleared by the FDA for use in the hospital, clinic, or home setting.

Tablo leverages cloud technology, making it possible for providers to monitor devices remotely, view treatment data, perform patient and population analytics, and automate clinical recordkeeping. Tablo’s wireless connectivity enables us to release training, new features and enhancements over-the-air without interventions by FSEs. Tablo’s connectedness allows continuous streaming of an average of approximately 3 million machine performance data points to the cloud for every treatment. We use this data, in conjunction with our diagnostic and predictive algorithms, to monitor device performance, identify and diagnose failures and, in some instances, predict and prevent potential future device failures or malfunctions. In effect, this contributes to a reduction in service hours and an increase in device uptime.

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

Driving adoption of Tablo in the acute care setting has been our primary focus to date. We have invested in growing our economic and clinical evidence, built a veteran sales and clinical support team with significant expertise, and implemented a comprehensive training and customer experience program. Our experience in the acute care market has demonstrated Tablo’s clinical flexibility and operational versatility, while also delivering meaningful cost savings to the providers. In addition, we are also working with SNFs, LTACHs, and other post-acute providers to raise awareness of Tablo’s economic and clinical benefits to them and to patients. We plan to continue leveraging our commercial infrastructure to broaden our installed base in the acute and post-acute care markets, as well as driving utilization and fleet expansion with our existing customers.

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

We generate revenue from the placement of Tablo consoles along with accessories, and shipping and handling charged to customers, which revenue is recognized up-front. For the years ended December 31, 2025, 2024, and 2023, sales of our consoles, which includes Tablo consoles and accessories, accounted for 26%, 26% and 47% of our revenue, respectively. We also earn recurring revenue from sales of consumables, including Tablo cartridge, and services, which generates significant total revenue over the life of Tablo console. For the years ended December 31, 2025, 2024, and 2023, sales of our consumables accounted for 45%, 45% and 32% of our revenue, respectively, and sales of service and other accounted for 29%, 29% and 21% of our revenue, respectively.

We primarily sell our solutions through our direct sales organization, which covers most major metropolitan markets in the United States. Our sales organization is comprised of our capital sales team, responsible for generating new customer demand for Tablo, and our clinical sales team, responsible for driving utilization and fleet expansion of Tablo at existing customer sites. In addition, our field service team provides maintenance services and product support to our customers. Our field sales and service teams represent 58% of our total full-time employees as of December 31, 2025. The same sales organization and field service team drive Tablo penetration in both the acute and home markets. We believe the ability to leverage one team to serve both markets will result in significant productivity and cost optimization as we continue to scale our business.

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

Gross Margin

Our ability to expand our gross margins depends on: first, our ability to continue to sell Tablo cartridges, services, and accessories for Tablo consoles; second, our ability to reduce the cost of service and third, our ability to reduce the cost to manufacture Tablo consoles. Our ability to expand gross margins will also depend in part on our ability to control the average selling prices of our products and services, including by selling higher-margin accessories, consumables and services. Further, we will continue to utilize our cloud-based data system, as well as enhanced product and support performance, to improve service margin and drive down service costs per console. In addition, over the past several years, we have moved the production of Tablo consoles and a substantial majority of Tablo cartridges in-house to our manufacturing facility in Tijuana, Mexico which we operate in collaboration with TACNA, as part of our cost reduction activities. This has helped further our long-term gross margin expansion and supply continuity strategies while reducing the costs of Tablo console production and improving the flexibility of our operations. We will continue our cost reduction activities by using our design, engineering, supply chain and manufacturing capabilities to help further advance and improve the efficiency of our manufacturing processes, lowering the cost of parts and components and lowering our costs of production. Our ability to expand gross margins depends on our ability to successfully execute these strategies, as well as the impact of macroeconomic factors described below, including the tariffs imposed by the current administration.

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

Beginning in the third quarter of 2023, we began to observe an increasing number of our existing and prospective customers deferring their decisions to purchase Tablo in an environment of rising interest rates and more cautious capital spending. These deferrals served to elongate our sales cycle and the timing of delivery and installations, which, in turn, contributed to an adverse impact on our bookings and revenues starting in the second half of 2023 and through 2025. We may see disruption from this in future periods. In addition, ongoing uncertainty relating to various policy changes under the current administration – including developments in trade policy (such as increased tariffs), changes in interest rate policy, potential reductions in government reimbursement and shifts in broader healthcare policy – could increase financial pressures faced by our existing and prospective hospital customers. These actual or anticipated policy changes may lead to higher operating costs for our customers, as well as tighter operating budgets and more cautious capital spending decisions. Additionally, broader economic uncertainty and market volatility – driven in part by these evolving policies – could exacerbate financial strain on our customers, potentially resulting in delayed or reduced purchases of our products and services. These factors could adversely impact our revenues, results of operations and financial condition in future periods.

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

From a supply chain perspective, we have worked closely with our manufacturing partners and suppliers to enable us to source key components and maintain appropriate inventory levels to meet customer demand, and have not experienced material disruptions in our supply chain to date. However, macroeconomic factors such as rising inflation, increasing labor costs, and surges and shifts in consumer demand have disrupted the operations of certain of our third-party suppliers, resulting, in some cases, in increased lead times and higher component costs. We believe that localizing production of a substantial majority of Tablo cartridges in Mexico (in-house at our manufacturing facility) has helped achieve cost reductions through lower freight costs, further our long-term gross margin expansion and supply continuity strategies and improve the flexibility of our operations. However, we may face increased supply chain constraints in the future, which could negatively impact our ability to meet customer demand on a timely basis, result in customer dissatisfaction and adversely impact our operating margins and results of operations. Moreover, increased tariffs imposed by the current administration, including on goods imported into the United States from Mexico and China, could adversely impact our supply chain and distribution costs, as well as our ability to achieve sustainable gross margins. We currently do not believe we have exposure to these tariffs as Tablo, TabloCart and Tablo cartridge are covered under a special exemption. However, in September 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 to assess the national security implications of imports of personal protective equipment, medical consumables, and medical equipment, including medical devices. The outcome of this investigation could result in additional tariffs or other trade restrictions. While we continue to believe our products will remain exempt, the scope and outcome of the investigation are uncertain and could affect existing exemptions or expand coverage to additional product categories. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries (including Mexico and China), what products may be subject to such actions, or what actions may be taken by the other countries in retaliation.

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

Loss on Extinguishment of Term Loan

Loss on extinguishment of term loan is related to the repayment of the SLR Term Loan in January 2025, which included final payment and termination fees.

Provision for Income Taxes

Provision for income taxes primarily consists of foreign taxes in Mexico. We have a full valuation allowance for deferred tax assets, including net operating loss carryforwards and tax credits related primarily to research and development.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024.

The following table sets forth, for the years indicated, our results of operations (in thousands):

	Years Ended December 31,
	2025	2024	2023
Revenue:
Product revenue	$84,808	$80,977	$103,537
Service and other revenue	34,668	32,712	26,839
Total revenue	119,476	113,689	130,376
Cost of revenue:
Cost of product revenue	43,765	46,449	74,454
Cost of service and other revenue	28,957	28,676	26,922
Total cost of revenue	72,722	75,125	101,376
Gross profit	46,754	38,564	29,000
Operating expenses:
Research and development	21,235	38,397	57,307
Sales and marketing	54,361	70,044	96,232
General and administrative	37,864	43,498	45,231
Total operating expenses	113,460	151,939	198,770
Loss from operations	(66,706)	(113,375)	(169,770)
Interest income and other income, net	7,408	9,761	10,171
Interest expense	(13,952)	(23,871)	(12,675)
Loss on extinguishment of term loan	(7,685)	—	—
Loss before provision for income taxes	(80,935)	(127,485)	(172,274)
Provision for income taxes	718	491	523
Net loss	$(81,653)	$(127,976)	$(172,797)

Revenue

	Years Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Revenue:
Product revenue	$84,808	$80,977	$3,831	5%
Service and other revenue	34,668	32,712	1,956	6%
Total revenue	$119,476	$113,689	5,787	5%

The increase in product revenue was mainly due to a $2.9 million increase in consumables revenue attributable to the growth in our console installed base and a $0.9 million increase in console revenue as a result of a higher average selling price in 2025 as compared to the prior year.

The increase in service and other revenue was primarily due to services associated with the growth in our console installed base.

Gross Profit and Gross Margin

	Years Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Gross profit and gross margin:
Gross profit	$46,754	$38,564	$8,190	21%
Gross margin	39.1%	33.9%

The gross margin percentage improved by 5.2 percentage points for the year ended December 31, 2025 as compared to the prior year. This improvement in gross margin was primarily driven by a higher console gross margin resulting from a lower cost per unit as well as a higher average selling price, a higher consumable gross margin mainly resulting from a higher average selling price, and a higher service gross margin.

	Years Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Operating expenses:
Research and development	$21,235	$38,397	$(17,162)	(45)%
Sales and marketing	54,361	70,044	(15,683)	(22)%
General and administrative	37,864	43,498	(5,634)	(13)%
Total operating expenses	$113,460	$151,939	(38,479)	(25)%

The decrease in research and development expenses was primarily due to an overall decrease in compensation-related and stock-based compensation expenses, infrastructure costs and consulting expense resulting from our cost reduction efforts.

The decrease in sales and marketing expenses was primarily driven by an overall decrease in compensation-related and stock-based compensation expenses, travel and freight expenses resulting from our cost reduction efforts. These decreases were partially offset by higher marketing expenses due to an increase in marketing activities and higher consulting expense.

The decrease in general and administrative expenses was primarily driven by an overall decrease in compensation-related and stock-based compensation expenses resulting from our cost reduction efforts. These decreases were partially offset by increases in the allowance for credit losses and legal fees related to the stockholder class action and related derivative lawsuits.

Other Income (Expenses), Net

	Years Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Other income (expenses), net:
Interest income and other income, net	$7,408	$9,761	$(2,353)	(24)%
Interest expense	(13,952)	(23,871)	9,919	(42)%
Loss on extinguishment of term loan	(7,685)	—	(7,685)	*
Total other expenses, net	$(14,229)	$(14,110)	(119)	1%
* Not meaningful

The decrease in interest income and other income, net, for the year ended December 31, 2025 as compared to the prior year was driven by the changes in interest rates and a lower average short-term investment balance in 2025.

The decrease in interest expense for the year ended December 31, 2025 as compared to the prior year was due to a lower outstanding term loan balance in 2025.

The loss on extinguishments of term loan of $7.7 million was recognized for the repayment of the SLR Term Loan in 2025, which included final payment and termination fees.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred net losses and negative cash flows from operations. To date, we have financed our operations and capital expenditures primarily through sales of equity securities, revenue from sales, debt financings, and proceeds from employee exercises of stock options and employee stock purchase plan purchases.

As of December 31, 2025, we had a total cash, cash equivalents, restricted cash and short-term investments balance of $172.8 million.

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

We are required to comply with certain covenants under the Perceptive Credit Agreement, including, among others, requirements as to financial reporting, restrictions on our ability to incur additional indebtedness and to pay any dividends or other distributions on capital stock, maintenance of a minimum cash balance, and achievement of certain specified trailing twelve-month net revenue targets. If we fail to comply with any covenants, payments or other terms of the Perceptive Credit Agreement and such failure constitutes an event of default thereunder, such event of default would give Agent the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable (see the section entitled “Debt Obligations” below).

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

We believe that our existing cash, cash equivalents and short-term investments, cash generated from sales, and proceeds received from the debt financing described below under “Debt Obligations ‒ Perceptive Credit Agreement” as well as proceeds received from the Private Placement described in Note 8 to the financial statements will be sufficient to meet our anticipated needs for at least the next 12 months from the issuance date of this Annual Report.

Cash Flows Summary

The following table summarizes the cash flows for each of the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(46,327)	$(116,303)
Investing activities	(97,684)	103,938
Financing activities	55,503	67,870
Net (decrease) increase in cash, cash equivalents and restricted cash	$(88,508)	$55,505

Operating Activities

Net cash used in operating activities of $46.3 million for the year ended December 31, 2025 was due to a net loss of $81.7 million, and amortization of premium on investments of $2.3 million, partially adjusted by the primary non-cash adjustments for stock-based compensation expense of $15.6 million, loss on extinguishment of term loan of $7.7 million, depreciation and amortization of $4.3 million, change in provision for credit losses of $3.5 million, non-cash interest expense of $2.8 million, a net cash inflow from the change in our operating assets and liabilities of $2.2 million, and non-cash lease expense of $1.6 million. The net cash inflow from operating assets and liabilities was primarily due to a decrease in inventories, a decrease in accounts receivable due to timing of collections and billings, an increase in accrued expenses and other current liabilities, and an increase in deferred revenue due to the growth in service agreements. The net cash inflow from operating assets and liabilities was partially offset by decreases in accrued compensation and related benefits, accounts payable, accrued interest, operating lease liabilities and accrued warranty liabilities, and an increase in prepaid expenses and other assets.

Net cash used in operating activities of $116.3 million for the year ended December 31, 2024 was due to a net loss of $128.0 million, a net cash outflow from the change in our operating assets and liabilities of $25.7 million, and amortization of premium on investments of $4.7 million, partially adjusted by the primary non-cash adjustments for stock-based compensation expense of $29.4 million, depreciation and amortization of $5.7 million, non-cash interest expense of $2.6 million, change in provision for credit losses of $2.4 million, and non-cash lease expense of $1.4 million. The net cash outflow from operating assets and liabilities was primarily due to an increase in inventories, a decrease in accrued expenses and other current liabilities, an increase in accounts receivable due to timing of collections and billings, decreases in accounts payable, accrued compensation and related benefits, accrued warranty liabilities, and operating lease liabilities. The net cash outflow from operating assets and liabilities was partially offset by an increase in deferred revenue due to the growth in service agreements and a decrease in prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities of $97.7 million for the year ended December 31, 2025 was due to purchases of investment securities of $222.0 million and purchases of property and equipment of $0.8 million, partially offset by the sales and maturities of investment securities of $125.1 million.

Net cash provided by investing activities of $103.9 million for the year ended December 31, 2024 was due to the sales and maturities of investment securities of $261.4 million, partially offset by purchases of investment securities of $156.6 million and purchases of property and equipment of $0.9 million.

Financing Activities

Net cash provided by financing activities of $55.5 million for the year ended December 31, 2025 was due to net proceeds of $161.5 million from the issuance of Series A Convertible Preferred Stock, net proceeds of $98.3 million from borrowings under the Perceptive Term Loan Facility, and proceeds from ESPP purchases, partially offset by cash outflow of $205.0 million in repayment of the SLR Term Loan which included final payment and termination fees.

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

Debt Obligations

Perceptive Credit Agreement

On January 3, 2025, we entered into a senior secured credit facility for borrowings up to an aggregate principal amount of $125.0 million pursuant to the Perceptive Credit Agreement among Perceptive Credit Holdings IV, LP, as Agent, the lenders from time to time party thereto and the Company.

Pursuant to the terms and conditions of the Perceptive Credit Agreement, the lenders agreed to extend term loans to us in an aggregate principal amount of up to $125.0 million, comprised of (i) a term loan of $100.0 million (the Initial Term Loan), which was funded at the closing of the Perceptive Credit Agreement on January 8, 2025, and (ii) a delayed draw term loan of up to $25.0 million (the Delayed Draw Loan, together with the Initial Term Loan, the Perceptive Term Loan). The Delayed Draw Loan is available for funding until July 14, 2027, subject to the achievement of certain revenue milestone and other customary conditions.

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

While the significant accounting policies are more fully described in Note 2 to our audited financial statements included elsewhere in this Annual Report, we believe that the following critical accounting estimate is most important to understanding and evaluating our reported financial results.

Revenue Recognition

Our contracts with customers often include multiple performance obligations, such as products and services. We determine the standalone sale prices (SSP) based upon the facts and circumstances of each performance obligation (product or services), which often requires management’s judgment. We use an observable price to estimate SSP for items that are sold separately, including service agreements. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs and allocate the contracted transaction price to each distinct performance obligation based upon the relative SSP. We may offer additional goods or services to customers at the inception of customer contracts at prices not at SSP. If such contracts result in a material right, we allocate part of the transaction price to that right and recognize the associated revenue when those future goods and services are transferred to the customer. SSP is assigned based on the estimated value of the material right. We establish SSP ranges for our products and services and reassess them periodically.

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

As of December 31, 2025, we had $101.5 million in variable rate debt outstanding under the Perceptive Term Loan. The Perceptive Term Loan bears interest at a rate per annum equal to one-month term Secured Overnight Financing Rate (term SOFR) (subject to a 4.00% floor), plus 8.00%. The Perceptive Term Loan matures in January 2030. On an annualized basis, a 100-basis point change in the term SOFR rate would change our interest expense by $1.0 million based upon our debt outstanding balance of $101.5 million as of December 31, 2025.

Foreign Currency Exchange Risk

Our expenses are generally denominated in USD. However, as certain of our Mexico-based manufacturing operations incur costs that are denominated in MXN and we hold cash in MXN, we are exposed to the risk of currency fluctuations between USD and MXN. To date, foreign currency transaction gains and losses have not been material to our financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Outset Medical, Inc.:

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheets of Outset Medical, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

We identified the evaluation of the sufficiency of audit evidence over Tablo console revenue and service agreement revenue as a critical audit matter. Challenging auditor judgment was required to evaluate the sufficiency of audit evidence due to the automated nature of the process and the information technology (IT) system used in the Company’s determination of Tablo console revenue and service agreement revenue, including the timing of the revenue recognized. Involvement of IT professionals with specialized skills and knowledge was required to assist in the performance of certain procedures over the IT system used in the revenue process.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the Company’s determination of Tablo console revenue and service agreement revenue, including the timing of the revenue recognized. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to determine Tablo console revenue and service agreement revenue. This included controls over the Company’s determination and timing of revenue recognized. We involved IT professionals with specialized skills and knowledge who assisted in testing certain general IT and application controls used in the Company’s determination of Tablo console revenue and service agreement revenue. For samples of Tablo console revenue transactions and service agreement revenue transactions, we evaluated the amount and timing of revenue recognized by comparing it to the underlying contract, and/or other supporting documentation, and recalculating the Company’s determination of revenue recognized. In addition, we evaluated the overall sufficiency of audit evidence obtained over Tablo console revenue and service agreement revenue by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

San Francisco, California

February 13, 2026

Outset Medical, Inc.

Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$35,006	$124,014
Short-term investments	133,940	34,671
Accounts receivable, net	28,329	35,619
Inventories	47,609	59,387
Prepaid expenses and other current assets	5,999	4,530
Total current assets	250,883	258,221
Restricted cash	3,829	3,329
Property and equipment, net	4,670	8,133
Operating lease right-of-use assets	4,797	3,940
Other assets	317	2,172
Total assets	$264,496	$275,795
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$554	$3,862
Accrued compensation and related benefits	10,735	16,821
Accrued expenses and other current liabilities	9,433	8,205
Accrued warranty liability	1,374	1,938
Deferred revenue, current	13,795	12,753
Operating lease liabilities, current	1,739	1,799
Total current liabilities	37,630	45,378
Accrued interest	—	2,695
Deferred revenue	406	844
Operating lease liabilities	3,271	2,684
Term loans	96,237	197,375
Total liabilities	137,544	248,976
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, and no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 300,000 shares authorized as of December 31, 2025 and 2024; 18,169 and 3,530 shares issued and outstanding as of December 31, 2025 and 2024, respectively	18	4
Additional paid-in capital	1,298,138	1,116,496
Accumulated other comprehensive income	172	42
Accumulated deficit	(1,171,376)	(1,089,723)
Total stockholders' equity	126,952	26,819
Total liabilities and stockholders' equity	$264,496	$275,795

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenue:
Product revenue	$84,808	$80,977	$103,537
Service and other revenue	34,668	32,712	26,839
Total revenue	119,476	113,689	130,376
Cost of revenue:
Cost of product revenue	43,765	46,449	74,454
Cost of service and other revenue	28,957	28,676	26,922
Total cost of revenue	72,722	75,125	101,376
Gross profit	46,754	38,564	29,000
Operating expenses:
Research and development	21,235	38,397	57,307
Sales and marketing	54,361	70,044	96,232
General and administrative	37,864	43,498	45,231
Total operating expenses	113,460	151,939	198,770
Loss from operations	(66,706)	(113,375)	(169,770)
Interest income and other income, net	7,408	9,761	10,171
Interest expense	(13,952)	(23,871)	(12,675)
Loss on extinguishment of term loan	(7,685)	—	—
Loss before provision for income taxes	(80,935)	(127,485)	(172,274)
Provision for income taxes	718	491	523
Net loss	$(81,653)	$(127,976)	$(172,797)

Net loss per share, basic and diluted	$(5.37)	$(36.96)	$(52.28)
Shares used in computing net loss per share, basic and diluted	15,211	3,463	$3,305

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net loss	$(81,653)	$(127,976)	$(172,797)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	130	(26)	632
Comprehensive loss	$(81,523)	$(128,002)	$(172,165)

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	—	$—	3,231	$3	$1,035,501	$(564)	$(788,950)	$245,990
Issuance of common stock through employee stock purchase plan	—	—	37	—	7,510	—	—	7,510
Issuance of common stock for settlement of RSUs	—	—	47	—	—	—	—	—
Stock option exercises	—	—	39	—	2,917	—	—	2,917
Stock-based compensation expense	—	—	—	—	38,634	—	—	38,634
Unrealized gain on available-for-sale securities	—	—	—	—	—	632	—	632
Net loss	—	—	—	—	—	—	(172,797)	(172,797)
Balance as of December 31, 2023	—	$—	3,354	$3	$1,084,562	$68	$(961,747)	$122,886
Issuance of common stock through employee stock purchase plan	—	—	70	1	2,200	—	—	2,201
Issuance of common stock for settlement of RSUs	—	—	101	—	295	—	—	295
Stock option exercises	—	—	5	—	83	—	—	83
Stock-based compensation expense	—	—	—	—	29,356	—	—	29,356
Unrealized loss on available-for-sale securities	—	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	—	(127,976)	(127,976)
Balance as of December 31, 2024	—	$—	3,530	$4	$1,116,496	$42	$(1,089,723)	$26,819
Issuance of Series A convertible preferred stock, net of issuance costs	863	161,071	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(863)	(161,071)	14,389	14	161,057	—	—	161,071
Issuance of common stock warrant, net of issuance costs	—	—	—	—	4,330	—	—	4,330
Issuance of common stock through employee stock purchase plan	—	—	87	—	639	—	—	639
Issuance of common stock for settlement of RSUs	—	—	163	—	—	—	—	—
Stock option exercises	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	15,616	—	—	15,616
Unrealized gain on available-for-sale securities	—	—	—	—	—	130	—	130
Net loss	—	—	—	—	—	—	(81,653)	(81,653)
Balance as of December 31, 2025	—	$—	18,169	$18	$1,298,138	$172	$(1,171,376)	$126,952

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(81,653)	$(127,976)	$(172,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,616	29,356	38,634
Depreciation and amortization	4,341	5,728	5,810
Non-cash lease expense	1,583	1,435	1,271
Non-cash interest expense	2,758	2,574	1,828
Amortization of premium on investments, net	(2,253)	(4,720)	(6,369)
Change in provision for inventories	(124)	561	733
Change in provision for credit losses	3,515	2,374	184
Loss on disposal of property and equipment	5	53	106
Loss on extinguishment of term loan	7,685	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,775	(5,012)	(5,094)
Inventories	11,793	(10,857)	1,647
Prepaid expenses and other assets	(940)	784	739
Accounts payable	(3,293)	(1,948)	5,312
Accrued compensation and related benefits	(6,086)	(1,889)	(2,515)
Accrued expenses and other current liabilities	1,519	(5,168)	(2,621)
Accrued warranty liability	(564)	(1,774)	91
Deferred revenue	604	1,769	3,015
Operating lease liabilities	(1,913)	(1,593)	(1,347)
Accrued interest	(2,695)	—	—
Net cash used in operating activities	(46,327)	(116,303)	(131,373)
Cash flows from investing activities:
Purchases of property and equipment	(798)	(912)	(3,440)
Purchases of investment securities	(221,969)	(156,584)	(172,284)
Sales and maturities of investment securities	125,083	261,434	258,750
Net cash (used in) provided by investing activities	(97,684)	103,938	83,026
Cash flows from financing activities:
Proceeds from stock option exercises and ESPP purchases	639	2,284	10,427
Proceeds from issuance of term loans, net of issuance costs	98,270	66,524	33,225
Repayment of term loan and extinguishment costs	(204,954)	—	—
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	161,548	—	—
Payment of deferred financing costs	—	(938)	—
Net cash provided by financing activities	55,503	67,870	43,652
Net (decrease) increase in cash, cash equivalents and restricted cash	(88,508)	55,505	(4,695)
Cash, cash equivalents and restricted cash as of beginning of period	127,343	71,838	76,533
Cash, cash equivalents and restricted cash as of end of period	$38,835	$127,343	$71,838

Summary of cash, cash equivalents and restricted cash reported within the balance sheets:
Cash and cash equivalents	$35,006	$124,014	$68,509
Restricted cash	3,829	3,329	3,329
Total cash, cash equivalents and restricted cash	$38,835	$127,343	$71,838

The accompanying notes are an integral part of these financial statements

Outset Medical, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Supplemental cash flow disclosures:
Cash paid for income taxes	$447	$593	$491
Cash paid for interest	$15,634	$20,685	$10,847
Cash paid for amounts included in the measurement of operating lease liabilities	$1,913	$1,593	$1,347

Supplemental non-cash investing and financing activities:
Transfer of inventories to property and equipment	$109	$148	$119
Right-of-use assets obtained in exchange for operating lease liabilities	$2,441	$—	$528
Fair value of common stock warrant	$4,367	$—	$—
Issuance costs included in accrued expenses	$—	$266	$—
Capital expenditures included in accounts payable and accrued expenses	$—	$31	$159

The accompanying notes are an integral part of these financial statements

Notes to Financial Statements

1. Description of Business

Outset Medical, Inc. (the Company) is a medical technology company pioneering a first-of-its-kind technology to improve clinical outcomes in dialysis with less cost and complexity. Tablo® Hemodialysis System (Tablo), cleared by the U.S. Food and Drug Administration (FDA) for use from the hospital to the home, represents a significant technological advancement designed to transform the dialysis experience for patients and operationally simplify it for providers. Tablo serves as a single enterprise solution designed to be utilized across the continuum of care, allowing dialysis to be delivered anytime, anywhere, and by virtually anyone. The integration of water purification and on-demand dialysate production in a single 35-inch compact console enables Tablo to provide clinical and operational flexibility to customers. With a simple-to-use touchscreen interface, two-way wireless data transmission and a proprietary data analytics platform, Tablo is a new holistic approach to dialysis care. The Company’s headquarters are located in San Jose, CA.

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

Liquidity

Since inception, the Company has incurred net losses and negative cash flows from operations. For the years ended December 31, 2025, 2024, and 2023, the Company incurred net losses of $81.7 million, $128.0 million and $172.8 million, respectively, and cash outflow from operating activities of $46.3 million, $116.3 million and $131.4 million, respectively. As of December 31, 2025, the Company had an accumulated deficit of $1.2 billion.

As of December 31, 2025, the Company had a total cash, cash equivalents, restricted cash, and short-term investments balance of $172.8 million.

In addition, in January 2025, the Company entered into a credit agreement and guaranty (the Perceptive Credit Agreement) with Perceptive Credit Holdings IV, LP, as administrative agent (Agent) and the lenders from time to time party thereto, which provided a $100 million 5-year term loan at closing and will provide an additional term loan of up to $25 million at our election, which is available for funding until July 14, 2027, subject to the achievement of certain revenue milestone and other customary conditions (the Perceptive Term Loan). The Company is required to comply with certain covenants under the Perceptive Credit Agreement including, among others, requirements as to financial reporting, restrictions on its ability to incur additional indebtedness and to pay any dividends or other distributions on capital stock, maintenance of a minimum cash balance, and achievement of certain specified trailing twelve-month net revenue targets. If the Company fails to comply with any covenants, payments or other terms of the Perceptive Credit Agreement and such failure constitutes an event of default, such event of default would give Agent the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. Further details of obligations under the Perceptive Credit Agreement are described in Note 7.

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

Management believes that the Company’s existing cash, cash equivalents, short-term investments, and cash generated from sales will be sufficient to meet its anticipated needs for at least the next 12 months from the issuance date of the accompanying financial statements.

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

For the year ended December 31, 2025, 2024 and 2023, the Company’s largest customer accounted for 15%, 16%, and 13% of revenues, respectively.

Accounts receivable are unsecured; however, the Company does assess the collectability of accounts receivable based on a number of factors, including past transaction history with, and the creditworthiness of, the customer. Accordingly, the Company is exposed to credit risk associated with accounts receivable. To reduce risk, the Company closely monitors the amounts due from its customers and assesses the financial strength of its customers through a variety of methods that include, but are not limited to, engaging directly with customer operations and leadership personnel, visiting customer locations to observe operating activities, and assessing customer longevity and reputation in the marketplace. A material default in payment or a material reduction in purchases from these or any other large customers could have a material adverse impact on the Company’s financial condition, results of operations, and liquidity. Two customers accounted for 11% and 10% of accounts receivable as of December 31, 2025. One customer accounted for 16% of accounts receivable as of December 31, 2024.

The Company manufactures Tablo consoles, and a substantial majority of Tablo cartridges, at its manufacturing facility in Tijuana, Mexico which it operates in collaboration with its outsourced business administration service provider, TACNA. The Company is subject to a number of risks associated with operating its Mexico-based manufacturing facility, and many of these risks may heighten to the extent the Company continues to ramp its cartridge manufacturing capabilities and increase its dependence on the Mexico-based manufacturing operations. The Company may experience strikes, work stoppages, work slowdowns, high personnel turnover, grievances, complaints, claims of unfair labor practices, other collective bargaining disputes or other labor disputes at its facility. The manufacturing operations at the facility may also suffer disruptions from global or regional public health crises such as the COVID-19 pandemic, natural disasters, cyber security attacks, vandalism, terrorism or other political hostilities. Any such occurrences could negatively impact the Company’s ability to produce Tablo consoles and cartridges. The Company is also subject to a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to importation, exportation and taxation of goods, and U.S. laws and regulations relating to foreign operations. In addition, because certain of its Mexico-based manufacturing operations incur costs that are denominated in MXN, the Company is exposed to additional risk of currency fluctuations between USD and MXN, which could increase its product and labor costs, thus reducing its gross profit. To date, foreign currency transaction gains and losses have not been material to the Company’s financial statements.

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

Credit Losses

Accounts receivable. Accounts receivable are recorded at invoice value, net of any allowance for credit losses. The allowance for credit losses is based on the Company’s assessment of its best estimate of the amount of receivables that will not be collected over the estimated life of the assets. The allowance is calculated by considering previous loss history, delinquency of receivables balances, current and anticipated future economic conditions that may affect a customer’s ability to pay. To the extent an individual customer’s credit quality deteriorates, the Company measures an allowance based on the risk characteristics of the individual customer. Once a receivable is deemed to be uncollectible, such balance is charged against the allowance. The allowance is calculated at each reporting period with changes recorded to general and administrative expense in the statements of operations.

The Company writes off accounts receivable when the Company has exhausted collection efforts without success, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received.

Available-for-sale debt securities. The Company primarily holds money market funds, U.S. Treasury securities, corporate debt securities, commercial paper, and foreign entity bonds. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. Treasury securities. The basis for this assumption is that these securities have consistently high credit ratings by rating agencies, have a long history with no credit losses, are explicitly guaranteed by a sovereign entity, which can print its own currency, and are denominated in a currency that is routinely held by central banks, used in international commerce, and commonly viewed as a reserve currency. Additionally, all of the Company’s other investments are in securities with high-quality credit ratings, which have historically experienced low rates of default.

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents are stated at fair value and consist primarily of amounts invested in money market funds.

The Company primarily holds U.S. Treasury securities, corporate debt securities, commercial paper, and foreign entity bonds, and has the ability, if necessary, to liquidate any of its investments to meet its liquidity needs in the next 12 months, without significant penalty. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term investments on the accompanying balance sheets. Short-term investments have been classified as available-for-sale at the time of purchase. The Company evaluates the appropriate classification of its investments as of each balance sheet date.

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

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no such impairment losses as of December 31, 2025 and 2024.

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

The Company’s contracts with customers often include multiple performance obligations, such as products and services. The Company determines the SSP based upon the facts and circumstances of each performance obligation (product or services), which often requires management’s judgment. The Company uses an observable price to estimate SSP for items that are sold separately, including service agreements. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs and allocates the contracted transaction price to each distinct performance obligation based upon the relative SSP. The Company may offer additional goods or services to customers at the inception of customer contracts at prices not at SSP. If such contracts result in a material right, the Company allocates part of the transaction price to that right and recognizes the associated revenue when those future goods and services are transferred to the customer. SSP is assigned based on the estimated value of the material right. The Company establishes SSP ranges for its products and services and reassesses them periodically.

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

Stock-Based Compensation Expense

Stock-based compensation expense relates to stock options with a service-based vesting condition, stock purchase rights under the ESPP, Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) with performance or market-based vesting conditions. Stock-based compensation expense for the Company’s stock-based awards is based on their grant date fair value.

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

Advertising Costs

Advertising costs are expensed as incurred. The advertising costs for years ended December 31, 2025, 2024, and 2023 were not significant.

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

Employee Benefit Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their eligible compensation on a pre- or post-tax basis. The Company matches 100% of each employee’s contributions up to a maximum matching contribution equal to 2% of such employee’s eligible compensation, subject to the terms and limitations of the 401(k) plan and applicable law. The Company’s matching contributions were $1.0 million, $1.5 million and $1.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Recently Adopted Accounting Pronouncement

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09), which requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. The adoption did not have a material impact on the Company’s financial statements. See Note 9 for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2024, the SEC adopted rules intended to enhance and standardize climate-related disclosures in registration statements and annual reports. The new rules will require disclosure of material climate-related risks, including the material impacts of these risks to the Company, the quantification of material impacts to the Company as a result of severe weather events and other natural conditions and Board of Directors’ oversight and risk management activities. The new rules follow a compliance phase-in timeline based on a company’s filing status. Large accelerated filers and accelerated filers (other than smaller reporting companies) are required to first incorporate such disclosures for fiscal years 2025 and 2026, respectively, followed by greenhouse gas-related disclosures, if material, for fiscal years 2026 and 2027, respectively. In April 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. In March 2025, the SEC voted to end its legal defense of the final rules in U.S. Court of Appeals for the Eighth Circuit. The Eighth Circuit has suspended the litigation until the SEC informs the court whether it intends to reconsider the rules under administrative procedures or whether the SEC will renew its defense of the rules. The Company is monitoring the judicial process for resolution of the legal challenges and impacts on the disclosure requirements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires additional disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation and depreciation. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which permits entities to elect a practical expedient to assume current conditions as of the balance sheet date will not change for the remaining life of accounts receivable and contract assets when developing forecasts as part of estimating expected credit losses. The amendments in ASU 2025-05 will be effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively. The Company is currently evaluating this practical expedient and does not expect it to have a material impact on its financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 will be effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted as of the beginning of a fiscal year. The amendments can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact of adopting this standard on its financial statements.

On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard and does not expect it to have a material impact on its financial statements.

3. Revenue from Contracts with Customers

Disaggregation of Revenue

Revenue by source consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Consoles	$30,733	$29,832	$61,331
Consumables	54,075	51,145	42,206
Total product revenue	84,808	80,977	103,537
Service and other revenue	34,668	32,712	26,839
Total revenue	$119,476	$113,689	$130,376

Remaining Performance Obligations and Contract Liabilities

As of December 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to service agreements that are unsatisfied or partially unsatisfied was $14.2 million, which is recorded as deferred revenue on the Company’s balance sheet. Of that amount, $13.8 million will be recognized as revenue during the year ended December 31, 2026 and $0.4 million thereafter.

The contract liabilities consist of deferred revenue which represents payments received in advance of revenue recognition. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $11.2 million, $11.6 million and $8.7 million, respectively, of previously deferred revenue.

4. Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		December 31, 2025
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$24,253	$—	$—	$24,253
Short-term investments:
U.S. Treasury securities	Level 1	77,622	109	—	77,731
Corporate debt	Level 2	47,111	56	(1)	47,166
Commercial paper	Level 2	5,909	4	—	5,913
Foreign entity bond	Level 2	3,126	4	—	3,130
Total cash equivalents and short-term investments		$158,021	$173	$(1)	$158,193

		December 31, 2024
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$110,979	$—	$—	$110,979
Short-term investments:
Corporate debt	Level 2	34,629	43	(1)	34,671
Total cash equivalents and short-term investments		$145,608	$43	$(1)	$145,650

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

The unrealized losses for securities in an unrealized loss position for more than 12 months as of December 31, 2025 and 2024 were immaterial. For the years ended December 31, 2025, 2024, and 2023, the Company did not recognize credit loss related to available-for-sales debt securities.

As of December 31, 2025, the remaining contractual maturities for short-term investments were as follows (in thousands):

Aggregate Fair Value
Due within one year	$124,373
After one but within five years	9,567
Total	$133,940

The estimated fair value of the term loans as of December 31, 2025 and 2024 were $104.5 million and $212.1 million, respectively, and were determined using a discounted cash flow calculation with a discount rate at 11.7% and 9.5%, respectively.

5. Balance Sheet Components

Restricted Cash

As of December 31, 2025, the restricted cash balance of $3.8 million was related to collateral for the Company’s building leases and a vehicle lease agreement (see Note 6) while the restricted cash balance as of December 31, 2024 was only related to collateral for the building leases.

Accounts Receivable

The following table presents the activity in the Company’s allowance for credit losses (in thousands):

	December 31,
	2025	2024
Balance at beginning of year	$2,577	$203
Increase in allowance	4,487	2,381
Write-offs	(972)	(7)
Balance at end of year	$6,092	$2,577

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$27,183	$25,703
Work in process	7,316	9,973
Finished goods	13,110	23,711
Total inventories	$47,609	$59,387

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Tablos under operating leases	$—	$238
Computers and software	4,844	4,783
Furniture and fixtures	1,915	1,910
Machinery and equipment	12,707	11,905
Leasehold improvements	9,580	9,685
Construction in progress	523	637
Total property and equipment	$29,569	$29,158
Less: accumulated depreciation and amortization	(24,899)	(21,025)
Property and equipment, net	$4,670	$8,133

Total depreciation and amortization expense for the years ended December 31, 2025, 2024 and 2023, was $4.3 million, $5.7 million, and $5.8 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Inventory	$2,245	$2,079
Research and development expenses	159	219
Professional services	1,022	1,084
Customer rebates	1,937	1,733
Other	4,070	3,090
Total accrued expenses and other current liabilities	$9,433	$8,205

Accrued Warranty Liability

The change in accrued warranty liability is presented in the following table (in thousands):

	December 31,
	2025	2024
Balance at the beginning of year	$1,938	$3,712
Warranties issued and adjustments to provisions	903	1,908
Warranty claims	(1,467)	(3,682)
Balance at end of year	$1,374	$1,938

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

In May 2020, the Company entered into an operating lease agreement for its manufacturing facility in Tijuana, Mexico that commenced in May 2020. This operating lease contains a free rent period and an escalation clause. The Company issued an irrevocable standby letter of credit in the amount of $3.0 million, in lieu of a cash security deposit. The letter of credit is fully secured by cash held at the bank in a restricted account. In December 2025, the Company determined that it was reasonably certain that the Company would exercise one of the two five-year renewal options and re-measured the related operating lease liabilities with the adjustment to the ROU assets accordingly. With the expected renewal, the lease will expire in August 2031.

In May 2023, the Company entered into on an operating lease agreement for office space in Tijuana, Mexico for certain research and development and general and administrative activities. The lease will expire in 2028.

All three building leases include renewal options at the election of the Company to renew or extend the lease. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities.

In December 2025, the Company entered into a master lease agreement for vehicles and expects that the individual underlying vehicle leases will be commenced in 2026. The Company issued an irrevocable standby letter of credit in the amount of $0.5 million in lieu of a cash security deposit. The letter of credit is fully secured by cash held at the bank in a restricted account.

The components of lease costs were as follows (in thousands):

	Years ended December 31,
	2025	2024	2023
Operating lease costs	$1,892	$1,892	$1,837
Variable lease costs	423	351	435
Short-term lease costs	35	115	94

Total lease costs	$2,350	$2,358	$2,366

The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	4.1	2.4
Weighted-average discount rate	10.4%	8.8%

The maturity of the Company’s operating lease liabilities as of December 31, 2025 were as follows (in thousands):

Years Ending December 31:
2026	$2,058
2027	1,503
2028	729
2029	696
2030	717
2031	487
Total lease payments	6,190
Less: imputed interest	(1,180)
Present value of operating lease liabilities	$5,010
Operating lease liabilities, current	$1,739
Operating lease liabilities, noncurrent	$3,271

Purchase Commitments

The Company’s commitments as of December 31, 2025 were $38.3 million relating to the Company’s open purchase orders and contractual obligations that occur in the ordinary course of business, including commitments with contract manufacturers and suppliers for which the Company has not received the goods or services, commitments for capital expenditures, consulting activities for which the Company has not received the services, and subscription of software services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel within a reasonable period, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or performance of services.

Litigation

On August 29, 2024, a purported stockholder class action lawsuit (the Porcelli Complaint), Porcelli v. Outset Medical, Inc., et al., 5:24-cv-06124-EJD, was filed in the U.S. District Court for the Northern District of California, against the Company, its Chief Executive Officer, and then-Chief Financial Officer. On October 18, 2024, a second purported stockholder class action lawsuit (the Plymouth Complaint; together with the Porcelli Complaint, the Class Actions), Plymouth County Retirement Association v. Outset Medical, Inc., et al., 5:24-cv-06124-HSG, was filed in the same court. The second lawsuit also named the Company’s prior Chief Financial Officer as a defendant (together with the CEO and then-CFO, the Class Defendants). The Porcelli Complaint alleged that, between August 1, 2022 and August 7, 2024, defendants made materially false or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act) regarding the Company’s business, operations, and prospects related to the sale and marketing of the Tablo Hemodialysis System and TabloCart with Prefiltration, including concerning the impact of certain FDA processes for these products on the Company’s revenue growth. The Plymouth Complaint alleged similar violations between September 15, 2020 and August 7, 2024. On March 18, 2025, the court consolidated the Class Actions into one action captioned In re Outset Medical, Inc. Securities Litigation, Case No. 5:24-cv-06124-EJD, appointing a Lead Plaintiff and Lead Counsel. The Lead Plaintiff filed its consolidated amended complaint on June 6, 2025. The Class Defendants filed a motion to dismiss the consolidated amended complaint on August 14, 2025, the Lead Plaintiff filed its opposition on October 6, 2025, and the Class Defendants filed their reply in support of the motion to dismiss on November 17, 2025. A hearing on the Class Defendants’ motion to dismiss took place on January 22, 2026. The court took the matter under submission and has not yet issued a ruling.

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

7. Term Loans

Term loans consist of the following (in thousands):

	December 31,
	2025	2024
Principal of term loans	$101,502	$200,000
Unamortized debt discount	(5,265)	(2,625)
Term loans, noncurrent	$96,237	$197,375

SLR Credit Facilities

In November 2022, the Company entered into two senior secured credit facilities, which collectively provided for borrowings of up to $300.0 million as follows: (i) up to a $250.0 million term loan facility pursuant to a loan and security agreement (the SLR Loan Agreement) among SLR Investment Corp., as collateral agent (SLR Agent), the lenders from time to time party thereto (the Term Loan Lenders) and the Company (the SLR Term Loan Facility), and (ii) up to a $50.0 million asset-based revolving credit facility pursuant to a credit agreement (the SLR Revolving Credit Agreement, together with the SLR Loan Agreement, the SLR Credit Facility Agreements) among Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL, as lender, and the Company (the SLR Revolver, together with the SLR Term Loan Facility, the SLR Credit Facilities).

As of December 31, 2024, $200.0 million was outstanding under the SLR Term Loan Facility and no amounts were outstanding under the SLR Revolver. On January 3, 2025, the Company terminated the SLR Credit Facility Agreements and repaid in full all amounts due, including a final payment of $7.5 million and a termination fee of $0.1 million, using the proceeds from the Perceptive Term Loan as described below, together with cash on hand. The repayment of the SLR Credit Facilities was accounted for as a debt extinguishment, which resulted in a loss on extinguishment of $7.7 million recorded in the accompanying statements of operations for the year ended December 31, 2025.

Perceptive Term Loan

On January 3, 2025, the Company entered into a senior secured credit facility for borrowings up to an aggregate principal amount of $125.0 million pursuant to the Perceptive Credit Agreement with Perceptive Credit Holdings IV, LP (who also participated in the Private Placement). Pursuant to the terms and conditions of the Perceptive Credit Agreement, the lenders agreed to extend term loans to the Company in an aggregate principal amount of up to $125.0 million, comprised of (i) a term loan of $100.0 million (the Initial Term Loan), which was funded on January 8, 2025 (the Closing Date), and (ii) a delayed draw term loan of up to $25.0 million (the Delayed Draw Loan). The Initial Term Loan and the Delayed Draw Loan are referred to collectively as the Perceptive Term Loan. The Delayed Draw Loan is available for funding until July 14, 2027, subject to the achievement of certain revenue milestone and other customary conditions.

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

The annual principal annual payments, excluding interest payments and the final fee, due on the term loan as of December 31, 2025 were as follows (in thousands):

Years Ending December 31:
2026 – 2029	$—
2030	103,091
Total estimated principal payments	103,091
Less: estimated interest paid-in-kind	(1,589)
Less: unamortized debt discount	(5,265)
Total term loan, net of debt discount	$96,237

8. Convertible Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue a total of 5,000,000 shares of preferred stock, par value $0.001 per share. In connection with the Private Placement described below, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock with the Delaware Secretary of State on January 7, 2025 (the Certificate of Designation) to set

forth the preferences, rights and limitations of the Series A Convertible Preferred Stock. The Company designated a total of 863,000 shares as Series A Convertible Preferred Stock, which are non-voting and not redeemable.

On January 3, 2025, the Company entered into securities purchase agreements with various investors, including certain of the Company’s directors, officers and employees (the Investors) for the issuance and sale by the Company of an aggregate of 863,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share, at a purchase price of $200.00 per share in the Private Placement. The sale of 844,000 shares of Series A Convertible Preferred Stock to institutional investors closed on January 8, 2025, with gross proceeds, before deducting placement agent fees and other offering expenses, of $168.8 million. On March 7, 2025, following stockholder approval of the Company’s issuance of shares of Series A Convertible Preferred Stock and shares of the Company’s common stock issuable upon the conversion thereof to certain of the Company’s directors, officers and employees at the special meeting of stockholders held on March 5, 2025 (the Special Meeting), the Company issued 19,000 shares of Series A Convertible Preferred Stock to certain of the Company’s directors, officers and employees, with gross proceeds, before deducting offering expenses, of $3.9 million.

On March 10, 2025, following the stockholder approval of the Company’s issuance of common stock in excess of 20% of the Company’s then outstanding shares of common stock at the Special Meeting, 842,000 shares of Series A Convertible Preferred Stock were converted into 14,046,000 shares of the Company’s common stock at the conversion price of $12.00 per share in accordance with the Certificate of Designation. Following the conversion in March, 21,000 shares of the Series A Convertible Preferred Stock were subsequently converted into 343,000 shares of the Company’s common stock in October 2025.

As of December 31, 2025, no shares of Series A Convertible Preferred Stock were outstanding.

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

In 2020, the Company adopted the 2020 Equity Incentive Plan (the 2020 Plan, and together with the Prior Plans, the Plans), which became effective in connection with the Company’s initial public offering. As a result, the Company may not grant any additional awards under the Prior Plans. The Prior Plans will continue to govern outstanding equity awards previously granted thereunder. The Company initially reserved 244,000 shares of common stock for the issuance of awards under the 2020 Plan. In addition, the number of shares of common stock available under the 2020 Plan automatically increases on the first day of each fiscal year until (and including) the fiscal year ending December 31, 2030, with such annual increase equal to an amount equal to the lesser of (i) 4% of the number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year, and (ii) an amount determined by the Company’s board of directors.

At the Company’s annual meeting of stockholders held on June 2, 2025 (the 2025 Annual Meeting), the Company’s stockholders approved an amendment to the Company’s 2020 Plan to increase the number of shares of common stock available for issuance under the plan by 1,950,000 shares. As of December 31, 2025, 1,420,000 shares were reserved for future issuance under the 2020 Plan.

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

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Terms (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	92	$198.87
Forfeited and expired	(11)	$307.06
Outstanding as of December 31, 2025	81	$183.26	3.61	$—
Exercisable as of December 31, 2025	81	$183.26	3.61	$—

The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $0.2 million and $9.9 million, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The total fair value of options that vested during the years ended December 31, 2025, 2024 and 2023 was $0.5 million, $2.1 million and $3.6 million, respectively. As of December 31, 2025, all stock-based compensation expense related to the stock options was fully recognized.

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

Annual RSUs granted to non-executive employees in 2025 vest over one year with 100% vesting on the first anniversary of the grant date while the annual RSUs granted to executives and certain other senior leaders in 2025 vest over a two-year period with 50% vesting on the first anniversary of the vesting commencement date, and the remaining 50% vesting quarterly over the following year.

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

Restricted stock activity was as follows (in thousands, except per share amounts):

	Restricted Stock Units	Performance Stock Units	Weighted-Average Grant Date Fair Value Per Share
	(RSU)	(PSU)	RSU	PSU
Outstanding as of December 31, 2024	229	97	$93.97	$112.35
Granted	743	162	$19.39	$11.31
Released	(129)	(33)	$102.55	$115.52
Forfeited	(134)	(23)	$48.25	$53.87
Outstanding as of December 31, 2025	709	203	$22.86	$39.30

The total grant date fair value of restricted stock vested for the years ended December 31, 2025, 2024 and 2023 were $9.4 million, $27.2 million, and $24.9 million, respectively. As of December 31, 2025, the total unrecognized stock-based compensation expense related to the restricted stock was $11.5 million, which will be recognized over a weighted-average period of 1.64 years.

Employees Stock Purchase Plan (ESPP)

In 2020, the Company adopted the ESPP. The Company initially reserved 46,000 shares of common stock for purchase under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP increases automatically on the first day of each fiscal year until (and including) the fiscal year ending December 31, 2030, with such annual increase equal to the lesser of (i) 46,000 shares, (ii) 1% of the number of common stock issued and outstanding on December 31 of the immediately preceding fiscal year, and (iii) an amount determined by the Company’s board of directors.

At the 2025 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s ESPP to increase the number of shares of common stock available for issuance under the plan by 255,000 shares. As of December 31, 2025, 248,000 shares of common stock were reserved for issuance in connection with the current and future offering periods under the ESPP.

Subject to any limitations contained therein, the ESPP allows eligible participants to contribute, through payroll deductions, up to 10% (15% until August 2025) of their eligible compensation to purchase the Company’s common stock at a purchase price equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. The ESPP generally provides for consecutive six-month offering periods. Effective beginning with the offering period commencing on March 1, 2022, the ESPP allows eligible participants to purchase shares pursuant to a cashless exercise program, and the duration for each offering period is a 24-month period consisting of four separate consecutive purchase periods of six months in length. This includes a two-year look-back feature in the ESPP, with a reset feature, which causes the offering period to reset if the fair value of the Company’s common stock on the first day of a new offering period is less than that on the original offering date.

The grant date fair value and assumptions used in estimating the fair value of the stock purchase rights under the ESPP were as follows:

	Years Ended December 31,
	2025	2024	2023
Expected term (in years)	0.49 – 2.00	0.49 – 2.00	0.49 – 2.00
Expected volatility	71.0% – 146.4%	81.7% – 215.2%	53.3% – 61.6%
Risk-free interest rate	3.6% – 4.3%	3.8% – 5.2%	4.8% – 5.4%
Dividend yield	0%	0%	0%
Grant Date Fair Value	$4.18–$7.19	$2.25 – $31.65	48.75–$124.05

As of December 31, 2025, the total unrecognized stock-based compensation expense related to the ESPP was $1.4 million, which will be recognized over a weighted-average period of 0.81 years.

Stock-based Compensation Expense

The following table sets forth stock-based compensation expense included in the statements of operations (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cost of revenue	$583	$1,372	$1,805
Research and development	3,366	7,291	10,538
Sales and marketing	3,083	6,122	12,419
General and administrative	8,584	14,571	13,872
Total stock-based compensation expense	$15,616	$29,356	$38,634

10. Income Taxes

Loss before provision for income taxes were as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	2023
Domestic	$(70,397)	$(116,693)	$(158,095)
Foreign	(10,538)	(10,792)	(14,179)
Loss before provision for income taxes	$(80,935)	$(127,485)	$(172,274)

The provision for income taxes were $0.7 million, $0.5 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, which primarily related to foreign income taxes in Mexico. The Company has incurred net operating losses for all periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The following table is a reconciliation of the U.S. federal statutory rate to the Company’s effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09:

	Year Ended December 31, 2025
U.S. Federal statutory income tax rate	$(16,997)	21.0%
State and local income taxes, net of federal	—	—
Foreign tax effects:
Mexico
Maquiladora safe harbor profit	3,863	(4.8)
Foreign rate differential	(948)	1.2
Other	16	—
Effect of cross-border tax laws:
Foreign branch income	(2,360)	2.9
Tax credits	(765)	0.9
Valuation allowances	14,492	(17.9)
Nontaxable or nondeductible items:
Stock-based compensation	3,536	(4.3)
Other	(120)	0.1
Other adjustment	1	—
Effective income tax rate	$718	(0.9)%

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective tax rate differs from the federal statutory income tax rate applied to the loss before provision for income taxes and tax due to the following:

	Years Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State taxes	1.1	3.2
Change in valuation allowance	(17.3)	(22.0)
Federal and state tax credits	1.4	1.3
Stock-based compensation expense	(5.3)	(2.0)
Non-deductible permanent expenses	(0.5)	(0.7)
Effect of deferred tax adjustment	(0.1)	—
Non-deductible compensation	(0.7)	(1.0)
Effective income tax rate	(0.4)%	(0.2)%

Total income taxes paid during the year ended December 31, 2025 were $0.5 million, entirely attributable to foreign income taxes in Mexico.

Deferred tax assets and liabilities

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities were as follows as of the dates indicated (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$201,253	$180,588
Tax credits	19,751	18,163
Accrual and reserves	3,434	3,137
Tangible and intangible assets	1,656	3,534
Stock-based compensation expense	2,091	2,333
Capitalized research costs	22,817	29,014
Other deferred tax asset	9,580	8,386
Gross deferred tax assets	260,582	245,155
Valuation allowance	(259,423)	(244,165)
Net deferred tax assets	$1,159	$990

	December 31,
	2025	2024
Deferred tax liabilities:
Right-of-use assets	$(1,159)	$(990)
Gross deferred tax liabilities	$(1,159)	$(990)

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. A valuation allowance is provided when it is not more likely than not that some portion of the deferred tax assets will be realized. Management believes that, based on a number of factors, it is more likely than not that the U.S. federal and state net deferred tax assets will not be fully realized, thus a full valuation allowance has been recorded as of December 31, 2025 and 2024. The change in the valuation allowance during the years ended December 31, 2025, 2024 and 2023 was an increase of $15.3 million, $22.1 million, and $37.8 million, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was signed into law. The OBBBA contains significant tax law changes, including allowing for the deduction of domestic research and development costs, which were previously required to be capitalized and amortized from 2022 through 2024. Because of the Company’s valuation allowance on its deferred tax assets, the change did not impact its financial statements.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2025, the Company had a net operating loss carryforward for U.S. federal income tax purposes of $815.1 million. Federal net operating losses of $687.4 million incurred after 2017 do not expire but usage is limited to 80% of taxable income. The remaining $127.8 million of federal net operating loss carryforward will begin to expire in 2026 and continue to expire through 2037. The Company had a total U.S. state net operating loss carryforward of $453.9 million. State net operating losses of $140.7 million do not expire. The remaining state net operating loss carryforward of $313.2 million will begin to expire in 2026 and continue to expire through 2044.

As of December 31, 2025, the Company had federal research and development credits of $13.4 million, which will begin to expire in 2030 and state research and development credits of $9.2 million which are not currently subject to expiration. Utilization of the operating loss and tax credits may be subject to annual limitation due to the ownership change limitations provided by the Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss and tax credit carryforwards before utilization.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be significantly reduced. The Company’s deferred tax asset and related valuation allowance would be reduced, as a result. The Company has not performed a Section 382 study to determine the amount of reduction, if any. Unrecognized tax benefits as of December 31, 2025 have been recorded as an offset to federal and state research and development credit carryforwards.

Unrecognized Tax Benefits

A reconciliation of the total unrecognized tax benefits for the periods presented was as follows (in thousands):

	December 31,
	2025	2024
Balance, beginning of year	$4,423	$3,781
Increase related to prior years positions	—	—
Decrease related to current year positions	—	—
Increase related to current year positions	548	642
Balance, end of year	$4,971	$4,423

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

11. Net Loss per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Years Ended December 31,
	2025	2024	2023
Stock options to purchase common stock	81	92	129
Restricted stock units	709	229	172
Performance stock units	7	17	13
Shares committed under ESPP	123	44	21
Warrants to purchase common stock	375	4	4
Total	1,295	386	339

12. Segment and Geographic Information

The accounting policies of the Company’s reportable segment are the same as those described in the summary of significant accounting policies. The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s net loss, as reported on the accompanying statements of operations. Net income is used to monitor budget versus actual results.

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

The Company operates a manufacturing facility in Mexico. The Company’s long-lived tangible assets, net, as well as the Company’s operating lease right-of-use assets recognized on the balance sheets, located in Mexico were $6.0 million as of December 31, 2025.

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

The following table sets forth severance and related benefits charges included in the statements of operations (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cost of revenue	$—	$579	$129
Research and development	34	2,107	739
Sales and marketing	—	2,149	1,294
General and administrative	(42)	720	370
Total	$(8)	$5,555	$2,532

For the year ended December 31, 2025, changes in liabilities resulting from the restructuring accruals, which were recorded in accrued compensation and related benefits on the balance sheet, were as follows (in thousands):

Balance as of December 31, 2024	$1,501
Charges	34
Payments and other adjustments	(1,535)
Balance as of December 31, 2025	$—

14. Related Party Transactions

As discussed in Note 8, certain of the Company’s directors, officers and employees purchased 19,000 shares of Series A Convertible Preferred Stock for a total purchase price of $3.9 million in March 2025. These shares of Series A Convertible Preferred Stock were subsequently converted to common stock.

15. Subsequent Event

On January 22, 2026, upon the recommendation of the Company’s Compensation Committee, the Company’s Board of Directors (the Board) adopted the Outset Medical, Inc. Inducement Plan (the Inducement Plan), effective February 10, 2026. Under the Inducement Plan, 250,000 shares of the Company’s common stock, par value $0.001 per share, are reserved for issuance solely to individuals who were not previously employees or directors of the Company, or who are returning to employment following a bona fide period of non-employment, as an inducement material to such individuals’ entry into employment with the Company for purposes of Rule 5635(c)(4) of the Nasdaq Stock Market Marketplace Rules (Rule 5635(c)(4)). The Inducement Plan was adopted by the Board without stockholder approval in reliance on Rule 5635(c)(4). The Inducement Plan incorporates the terms and conditions of the Company’s stockholder-approved 2020 Equity Incentive Plan, except as otherwise provided in the Inducement Plan and provided that incentive stock options may not be granted under the Inducement Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by an independent registered public accounting firm, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

2026 Executive Cash Retention Bonuses

On February 11, 2026, the Compensation Committee (the Compensation Committee) of our Board of Directors of (the Board) approved the payment of one-time special cash retention bonuses for 2026 to certain of our executive officers, namely Renee Gaeta, John L. Brottem and Marc Nash. The retention bonuses are intended to support retention priorities and leadership continuity in key business functions of the Company.

Each of Ms. Gaeta, Mr. Brottem and Mr. Nash will be entitled to receive the one-time cash retention bonus in the amount set forth opposite his or her name in the table below, payable in a lump sum in December 2026, subject to continued employment with the Company through such payment date. These 2026 retention bonuses are in addition to any amounts that may be earned by such executive officers under our regular 2026 annual cash bonus program. The individual retention bonus amounts are as follows:

Name:	Title	2026 Retention Bonus Amount
Renee Gaeta	Chief Financial Officer	$66,795
John L. Brottem	General Counsel and Secretary	$106,620
Marc Nash	Executive Vice President, R&D, Operations and Service	$100,460

2026 Special Performance-Based Retention Bonus for Marc Nash

On February 11, 2026, the Compensation Committee also approved an additional one-time special performance-based cash bonus for Marc Nash. This bonus is intended to support retention priorities and continuity in leadership of the key business functions overseen by Mr. Nash, while incentivizing the achievement during 2026 of specified cost savings initiatives.

Mr. Nash’s bonus opportunity is based on the achievement of two cost savings-related performance goals for 2026 relating to service efficiencies and profitability initiatives. At target performance, the bonus payout opportunity for each of the two cost savings performance goals is $95,000 and $105,000, respectively. For each performance goal, (i) no bonus amount will be payable unless the threshold level of at least 90% of the applicable cost savings target is achieved and (ii) payouts will scale linearly from 90% to 100% for achievement between threshold and target levels. In addition, the bonus includes an overachievement opportunity pursuant to which Mr. Nash may earn 15% of incremental cost savings achieved above the applicable cost savings target, subject to a maximum overperformance payout of $100,000 in the aggregate.

Any bonus amount earned by Mr. Nash pursuant to this arrangement will be payable following the conclusion of 2026, subject to certification of achievement levels by the Compensation Committee and Mr. Nash’s continued employment with the Company through the payment date. This performance-based retention bonus is in addition to the special cash retention bonus for 2026 described above, as well as any amounts that may be earned by Mr. Nash under our regular 2026 annual cash bonus program.

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

The remaining information required by this Item 10 is incorporated by reference from the sections entitled “Board and Corporate Governance Matters,” “Audit Matters” and “Delinquent Section 16(a) Reports” to be included in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2026 Annual Meeting of Stockholders within 120 days of our fiscal year ended December 31, 2025 (the Proxy Statement).

Item 11. Executive Compensation.

The information required by this Item 11 will be set forth in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” to be included in the Proxy Statement and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Outset Medical, Inc.	S-1/A	333-248225	3.1	September 9, 2020
3.2	Amended and Restated Bylaws of Outset Medical, Inc.	S-1/A	333-248225	3.2	September 9, 2020
3.3	Amendment No. 1 to Amended and Restated Bylaws of Outset Medical, Inc., dated January 23, 2025	8-K	001-39513	3.1	January 24, 2025
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-39513	3.1	January 8, 2025
3.5	Certificate of Correction of the Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-39513	3.1	March 11, 2025
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Outset Medical, Inc.	8-K	001-39513	3.1	March 20, 2025
4.1	Form of Common Stock Certificate	S-1/A	333-248225	4.1	September 9, 2020
4.2	Warrant Certificate, dated January 8, 2025, issued by Outset Medical, Inc. to Perceptive Credit Holdings IV, LP	8-K	001-39513	4.1	January 8, 2025
4.3*	Description of Outset Medical, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act
10.1†	Form of Indemnification Agreement	S-1/A	333-248225	10.1	September 9, 2020
10.2†	Outset Medical, Inc. 2010 Equity Incentive Plan and related form agreements	S-1	333-248225	10.2	August 21, 2020
10.3†	Outset Medical, Inc. 2019 Equity Incentive Plan and related form agreements	S-1	333-248225	10.3	August 21, 2020
10.4†	Outset Medical, Inc. 2020 Equity Incentive Plan, as amended and restated	10-Q	001-39513	10.1	August 7, 2025
10.5†	Form of Stock Option Grant Notice and Option Agreement for Outset Medical, Inc. 2020 Equity Incentive Plan	10-K	001-39513	10.5	March 22, 2021
10.6†	Form of Restricted Stock Unit Award Grant Notice and Award Agreement for Outset Medical, Inc. 2020 Equity Incentive Plan	10-K	001-39513	10.6	March 22, 2021
10.7†	Form of Restricted Stock Award Grant Notice and Award Agreement for Outset Medical, Inc. 2020 Equity Incentive Plan	10-K	001-39513	10.7	March 22, 2021
10.8†	Form of Performance Stock Unit Award Grant Notice and Award Agreement for Outset Medical, Inc. 2020 Equity Incentive Plan	10-K	001-39513	10.8	March 22, 2021
10.9†*	Outset Medical, Inc. Employee Stock Purchase Plan, as amended and restated
10.10†*	Outset Medical, Inc. Inducement Plan
10.11†	Employment Agreement by and between Outset Medical and Leslie Trigg, dated as of February 23, 2015	S-1	333-248225	10.6	August 21, 2020
10.12†	Offer Letter between Outset Medical, Inc. and Renee Gaeta, dated as of May 31, 2025	10-Q	001-39513	10.3	August 7, 2025
10.13	Form of Amended and Restated Change in Control and Severance Agreement for Chief Executive Officer	10-K	001-39513	10.11	February 21, 2024
10.14	Form of Amended and Restated Change in Control and Severance Agreement for non-Chief Executive Officer executive officers	10-K	001-39513	10.12	February 21, 2024
10.15#	Lease by and between WH Silicon Valley IV LP and Outset Medical, Inc., dated as of September 19, 2019	S-1	333-248225	10.10	August 21, 2020
10.16#	Sublease Agreement by and among Inmobiliaria IAMSA, S.A. de C.V. (Sublessor), Baja Fur S.A. de C.V. (Sublessee) and Outset Medical, Inc. (Guarantor), dated as of May 5, 2020	S-1	333-248225	10.11	August 21, 2020

10.17#	First Amendment Agreement by and among Inmobiliaria IAMSA, S.A. de C.V. (Sublessor), Baja Fur S.A. de C.V. (Sublessee) and Outset Medical, Inc. (Guarantor), dated as of June 26, 2020	S-1	333-248225	10.12	August 21, 2020
10.18#	Guaranty by and between Inmobiliaria IAMSA, S.A. de C.V. and Outset Medical, Inc dated as of May 6, 2020	S-1	333-248225	10.13	August 21, 2020
10.19#	Manufacturing Services Agreement by and between TACNA Services, Inc. and Outset Medical, Inc. dated as of January 15, 2020	S-1	333-248225	10.17	August 21, 2020
10.20#	Amendment to Manufacturing Services Agreement by and between TACNA Services, Inc. and Outset Medical, Inc. effective as of February 12, 2024	10-Q	001-39513	10.2	May 9, 2024
10.21#	Authorized Reseller Agreement by and between SDV Office Systems, LLC dba SDV Medical and Outset Medical, Inc. dated as of October 14, 2019	S-1	333-248225	10.18	August 21, 2020
10.22#	Amendment 1 to the Authorized Reseller Agreement by and between SDV Office Systems, LLC dba SDV Medical and Outset Medical, Inc. dated as of March 26, 2020	S-1	333-248225	10.19	August 21, 2020
10.23#	Amendment 2 to the Authorized Reseller Agreement by and between SDV Office Systems, LLC dba SDV Medical and Outset Medical, Inc. dated as of May 6, 2020	S-1	333-248225	10.20	August 21, 2020
10.24#	Purchasing Agreement by and between HCA Management Services, L.P. and Outset Medical, Inc. dated as of May 1, 2020	S-1	333-248225	10.21	August 21, 2020
10.25#	Credit Agreement and Guaranty, dated as of January 3, 2025, by and among Outset Medical, Inc. as the borrower and Perceptive Credit Holdings IV, LP, as the initial lender and the administrative agent	8-K	001-39513	10.4	January 6, 2025
10.26	Form of Securities Purchase Agreement, dated as of January 3, 2025 between Outset Medical, Inc. and certain of the Investors	8-K	001-39513	10.1	January 6, 2025
10.27	Form of Securities Purchase Agreement, dated as of January 3, 2025 between Outset Medical, Inc. and certain members of management and certain directors	8-K	001-39513	10.2	January 6, 2025
10.28	Form of Registration Rights Agreement, dated as of January 3, 2025 between Outset Medical, Inc. and the Investors	8-K	001-39513	10.3	January 6, 2025
19.1	Outset Medical, Inc. Insider Trading Policy	10-K	001-39513	19.1	February 28, 2025
23.1*	Consent of KPMG LLP, independent registered public accounting firm
24.1*	Power of Attorney (included on the signature page)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Outset Medical, Inc. Policy on Recoupment of Incentive Compensation	10-K	001-39513	97.1	February 21, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page formatted as inline XBRL and contained in Exhibits 101

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

Outset Medical, Inc.

Date: February 13, 2026	By:	/s/ Leslie Trigg
Leslie Trigg
President and Chief Executive Officer; Chair of the Board

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leslie Trigg and Renee Gaeta, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leslie Trigg	President and Chief Executive Officer; Chair of the Board (Principal Executive Officer)	February 13, 2026
Leslie Trigg
/s/ Renee Gaeta	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2026
Renee Gaeta
/s/ D. Keith Grossman	Lead Independent Director	February 13, 2026
D. Keith Grossman
/s/ Karen Drexler	Director	February 13, 2026
Karen Drexler
/s/ Patrick T. Hackett	Director	February 13, 2026
Patrick T. Hackett
/s/ Brent Lang	Director	February 13, 2026
Brent Lang
/s/ Kevin O’Boyle	Director	February 13, 2026
Kevin O’Boyle
/s/ Karen Prange	Director	February 13, 2026
Karen Prange