Form 10-Q
period 2026-03-31
Outset Medical, Inc.
filed 2026-05-07
CIK 1484612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 18,537,241 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Outset Medical, Inc.

Condensed Balance Sheets

(in thousands, except per share amounts)

	March 31,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$30,562	$35,006
Short-term investments	126,144	133,940
Accounts receivable, net	25,322	28,329
Inventories	49,650	47,609
Prepaid expenses and other current assets	5,031	5,999
Total current assets	236,709	250,883
Restricted cash	3,829	3,829
Property and equipment, net	4,073	4,670
Operating lease right-of-use assets	4,410	4,797
Finance lease right-of-use assets	80	—
Other assets	353	317
Total assets	$249,454	$264,496
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,440	$554
Accrued compensation and related benefits	8,754	10,735
Accrued expenses and other current liabilities	11,599	9,433
Accrued warranty liability	1,352	1,374
Deferred revenue, current	12,641	13,795
Operating lease liabilities, current	1,795	1,739
Finance lease liabilities, current	26	—
Total current liabilities	37,607	37,630
Deferred revenue	366	406
Operating lease liabilities	2,797	3,271
Finance lease liabilities	59	-
Term loan	96,937	96,237
Total liabilities	137,766	137,544
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, and no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 300,000 shares authorized as of March 31, 2026 and December 31, 2025; 18,529 and 18,169 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	18	18
Additional paid-in capital	1,302,097	1,298,138
Accumulated other comprehensive income	(73)	172
Accumulated deficit	(1,190,354)	(1,171,376)
Total stockholders' equity	111,688	126,952
Total liabilities and stockholders' equity	$249,454	$264,496

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenue:
Product revenue	$18,550	$21,294
Service and other revenue	9,313	8,458
Total revenue	27,863	29,752
Cost of revenue:
Cost of product revenue	8,833	11,002
Cost of service and other revenue	6,935	7,684
Total cost of revenue	15,768	18,686
Gross profit	12,095	11,066
Operating expenses:
Research and development	5,618	5,515
Sales and marketing	13,279	13,652
General and administrative	10,117	8,298
Total operating expenses	29,014	27,465
Loss from operations	(16,919)	(16,399)
Interest income and other income, net	1,527	1,976
Interest expense	(3,369)	(3,560)
Loss on extinguishment of term loan	—	(7,685)
Loss before provision for income taxes	(18,761)	(25,668)
Provision for income taxes	217	115
Net loss	$(18,978)	$(25,783)

Net loss per share, basic and diluted	$(1.03)	$(3.66)
Shares used in computing net loss per share, basic and diluted	18,373	7,038

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(18,978)	$(25,783)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(245)	46
Comprehensive loss	$(19,223)	$(25,737)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2025	—	$—	18,169	$18	$1,298,138	$172	$(1,171,376)	$126,952
Issuance of common stock through employee stock purchase plan	—	—	170	—	506	—	—	506
Issuance of common stock for settlement of RSUs	—	—	190	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,453	—	—	3,453
Unrealized loss on available-for-sale securities	—	—	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	—	—	(18,978)	(18,978)
Balance as of March 31, 2026	—	$—	18,529	$18	$1,302,097	$(73)	$(1,190,354)	$111,688

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands)

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	—	$—	3,530	$4	$1,116,496	$42	$(1,089,723)	$26,819
Issuance of Series A convertible preferred stock, net of issuance costs	863	161,071	—	—	—	—	—	161,071
Conversion of convertible preferred stock to common stock	(842)	(157,230)	14,046	14	157,216	—	—	—
Issuance of common stock warrant, net of issuance costs	—	—	—	—	4,330	—	—	4,330
Issuance of common stock through employee stock purchase plan	—	—	60	—	408	—	—	408
Issuance of common stock for settlement of RSUs	—	—	86	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,977	—	—	2,977
Unrealized gain on available-for-sale securities	—	—	—	—	—	46	—	46
Net loss	—	—	—	—	—	—	(25,783)	(25,783)
Balance as of March 31, 2025	21	$3,841	17,722	$18	$1,281,427	$88	$(1,115,506)	$169,868

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(18,978)	$(25,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,453	2,977
Depreciation and amortization	795	1,294
Non-cash lease expense	387	381
Non-cash interest expense	700	636
Amortization of premium on investments, net	(413)	(402)
Change in provision for inventories	95	(74)
Change in provision for credit losses	(402)	197
Loss on extinguishment of term loan	—	7,685
Changes in operating assets and liabilities:
Accounts receivable	3,409	(1,467)
Inventories	(2,244)	3,691
Prepaid expenses and other assets	932	(341)
Accounts payable	865	(2,772)
Accrued compensation and related benefits	(1,980)	(8,579)
Accrued expenses and other current liabilities	2,166	(370)
Accrued warranty liability	(22)	(8)
Deferred revenue	(1,194)	396
Operating lease liabilities	(413)	(429)
Accrued interest	—	(2,695)
Net cash used in operating activities	(12,844)	(25,663)
Cash flows from investing activities:
Purchases of property and equipment	(65)	(123)
Purchases of investment securities	(22,895)	(96,331)
Sales and maturities of investment securities	30,859	18,375
Net cash provided by (used in) investing activities	7,899	(78,079)
Cash flows from financing activities:
Proceeds from ESPP purchases	506	408
Payments on finance lease liabilities	(5)	—
Repayment of term loan and extinguishment costs	—	(204,954)
Proceeds from issuance of term loan, net of issuance costs	—	98,270
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	161,932
Net cash provided by financing activities	501	55,656
Net decrease in cash, cash equivalents and restricted cash	(4,444)	(48,086)
Cash, cash equivalents and restricted cash as of beginning of period	38,835	127,343
Cash, cash equivalents and restricted cash as of end of period	$34,391	$79,257

Summary of cash, cash equivalents and restricted cash reported within the balance sheets:
Cash and cash equivalents	$30,562	$75,928
Restricted cash	3,829	3,329
Total cash, cash equivalents and restricted cash	$34,391	$79,257

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow disclosures:
Cash paid for income taxes	$400	$108
Cash paid for interest	$2,668	$7,364
Cash paid for amounts included in the measurement of operating lease liabilities	$413	$429

Supplemental non-cash investing and financing activities:
Transfer of inventories to property and equipment	$109	$—
Right-of-use assets obtained in exchange for finance lease liabilities	$85	$—
Fair value of common stock warrant	$—	$4,367
Issuance costs included in accrued expenses	$—	$300

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

Liquidity

Since inception, the Company has incurred net losses and negative cash flows from operations. During the three months ended March 31, 2026 and 2025, the Company incurred a net loss of $19.0 million and $25.8 million, respectively, and cash outflow from operating activities of $12.8 million and $25.7 million, respectively. As of March 31, 2026, the Company had an accumulated deficit of $1.2 billion.

As of March 31, 2026, the Company had cash, cash equivalents, restricted cash and short-term investments of $160.5 million.

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

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, that are necessary for the fair statement of the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three-month period are also unaudited. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations to be anticipated for any other future annual or interim period. The condensed balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2025, which are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (SEC) on February 13, 2026 (2025 Annual Report).

All share amounts disclosed in the notes to the condensed financial statements are rounded to the nearest thousand except for per share data.

2. Summary of Significant Accounting Policies

There have been no other new or material changes to the Company’s significant accounting policies as described in its 2025 Annual Report that have had a material impact on the Company’s condensed financial statements and related notes.

3. Revenue and Deferred Revenue

Disaggregation of Revenue

Revenue by source consists of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Consoles	$5,372	$7,091
Consumables	13,178	14,203
Total product revenue	18,550	21,294
Service and other revenue	9,313	8,458
Total revenue	$27,863	$29,752

Remaining Performance Obligations and Contract Liabilities

As of March 31, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer service contracts that are unsatisfied or partially unsatisfied was $13.0 million, which is recorded as deferred revenue on the Company’s condensed balance sheets. Of that amount, $12.6 million will be recognized as revenue during the next 12 months and $0.4 million thereafter.

The contract liabilities consist of deferred revenue which represents payments received in advance of revenue recognition. Revenue under these agreements is recognized over the related service period. During the three months ended March 31, 2026, the Company recognized $5.4 million of previously deferred revenue.

4. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		March 31, 2026
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$18,379	$—	$—	$18,379
Short-term investments:
U.S. Treasury securities	Level 1	72,396	17	(42)	72,371
Corporate debt	Level 2	44,412	8	(46)	44,374
Commercial paper	Level 2	8,522	1	(12)	8,511
Foreign entity bond	Level 2	887	1	—	888
Total cash equivalents and short-term investments		$144,596	$27	$(100)	$144,523

		December 31, 2025
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$24,253	$—	$—	$24,253
Short-term investments:
U.S. Treasury securities	Level 1	77,622	109	—	77,731
Corporate debt	Level 2	47,111	56	(1)	47,166
Commercial paper	Level 2	5,909	4	—	5,913
Foreign entity bond	Level 2	3,126	4	—	3,130
Total cash equivalents and short-term investments		$158,021	$173	$(1)	$158,193

As of March 31, 2026, the remaining contractual maturities for available-for-sale securities were one month to thirteen months. The unrealized losses for securities in an unrealized loss position for more than 12 months as of March 31, 2026, and December 31, 2025 were immaterial. For the three months ended March 31, 2026 and 2025, the Company did not recognize credit loss related to available-for-sale debt securities.

5. Balance Sheet Components

Accounts Receivable

The following table presents the activities in the Company’s allowance for credit losses (in thousands):

	March 31,	December 31,
	2026	2025
Balance at beginning of period	$6,092	$2,577
Increase in allowance	297	4,487
Write-offs	(699)	(972)
Balance at end of period	$5,690	$6,092

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$29,876	$27,183
Work in process	7,546	7,316
Finished goods	12,228	13,110
Total inventories	$49,650	$47,609

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Inventory	$2,462	$2,245
Research and development expenses	240	159
Professional services	1,158	1,022
Customer rebates	2,660	1,937
Other	5,079	4,070
Total accrued expenses and other current liabilities	$11,599	$9,433

6. Commitments and Contingencies

Litigation

On August 29, 2024, a purported stockholder class action lawsuit, Porcelli v. Outset Medical, Inc., et al., 5:24-cv-06124-EJD, was filed in the U.S. District Court for the Northern District of California, against the Company, its Chief Executive Officer, and then-Chief Financial Officer. On October 18, 2024, a second purported stockholder class action lawsuit, Plymouth County Retirement Association v. Outset Medical, Inc., et al., 5:24-cv-06124-HSG, was filed in the same court (together with the first case, the Class Actions). The second lawsuit also named the Company’s prior Chief Financial Officer as a defendant (together with the CEO and then-CFO, the Class Defendants). On March 18, 2025, the court consolidated the Class Actions into one action captioned In re Outset Medical, Inc. Securities Litigation, Case No. 5:24-cv-06124-EJD, appointing a Lead Plaintiff and Lead Counsel. The Lead Plaintiff filed its consolidated amended complaint (Complaint) on June 6, 2025. The Complaint alleged that between September 15, 2020 and August 7, 2024, Class Defendants made materially false or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act) regarding the Company’s business, operations, and prospects related to the sale and marketing of the Tablo Hemodialysis System and TabloCart with Prefiltration, including concerning the impact of certain FDA processes for these products on the Company’s revenue growth. The Class Defendants filed a motion to dismiss the Complaint on August 14, 2025. Following full briefing and a hearing, the Court issued a ruling on March 30, 2026, granting in part and denying in part Class Defendants’ motion to dismiss. On May 1, 2026, Lead Plaintiff filed an amended consolidated complaint (Amended Complaint) naming the Company’s General Counsel and Chief Medical Officer as additional Class Defendants. In addition to reasserting the claims made in the Complaint, the Amended Complaint also added a claim for violation of Section 10(b) and Rule 10b-5(a) and (c) of the Exchange Act, alleging certain Class Defendants engaged in a scheme to defraud investors related to the marketing of the Tablo Hemodialysis System and TabloCart with Prefiltration. The Class Defendants must move to dismiss or otherwise respond to the Amended Complaint by June 2, 2026.

On November 29, 2024, an Outset stockholder purporting to act on behalf of the Company filed an action in the U.S. District Court for the Northern District of California against current and former members of Outset’s Board of Directors and certain of its officers (the Derivative Defendants), alleging that the Derivative Defendants breached their fiduciary duties to the Company in connection with the same alleged events and alleged materially false and misleading statements asserted in the Class Actions described above. Three additional substantively duplicative actions were filed in the U.S. District Court for the Northern District of California on April 28, 2025, May 8, 2025, and June 16, 2025. The complaints seek unspecified monetary damages and other relief. On July 17, 2025, the court entered a stay of all derivative actions pending the outcome of motion practice in the Class Actions.

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

7. Term Loan

Term loan consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Principal of term loan	$101,883	$101,502
Unamortized debt discount	(4,946)	(5,265)
Term loan, noncurrent	$96,937	$96,237

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

On the Closing Date, the Company issued to Perceptive Credit Holdings IV, LP as the initial lender a warrant to purchase 375,000 shares of the Company’s common stock (the Closing Date Warrant), at an exercise price equal to $12.00 per share. If the Company draws the Delayed Draw Loan, the Company is required to issue additional warrant(s) to the lenders to purchase 94,000 shares of the Company’s common stock (the Delayed Draw Warrant), at an exercise price equal to the average closing price of the Company’s common stock for the 5 trading days immediately preceding the issuance date of the Delayed Draw Warrant. Both the Closing Date Warrant and the Delayed Draw Warrant, if issued, are exercisable during the seven years after the date of issuance.

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

8. Equity Incentive Plan

Equity Incentive Plan

As of March 31, 2026, 2,154,261 shares of common stock were reserved for future issuance under the 2020 Equity Incentive Plan (2020 Plan).

On January 22, 2026, upon the recommendation of the Company’s Compensation Committee, the Company’s Board of Directors (the Board) adopted the Outset Medical, Inc. Inducement Plan (the Inducement Plan), effective February 10, 2026. Under the Inducement Plan, 250,000 shares of common stock are reserved for issuance solely to individuals who were not previously employees or directors of the Company, or who are returning to employment following a bona fide period of non-employment, as an inducement material to such individuals’ entry into employment with the Company for purposes of Rule 5635(c)(4) of the Nasdaq Stock Market Marketplace Rules (Rule 5635(c)(4)). The Inducement Plan was adopted by the Board without stockholder approval in reliance on Rule 5635(c)(4). The Inducement Plan incorporates the terms and conditions of the Company’s stockholder-approved 2020 Plan, except as otherwise provided in the Inducement Plan and provided that incentive stock options may not be granted under the Inducement Plan. As of March 31, 2026, 250,000 shares of common stock were reserved for future issuance under the Inducement Plan.

Employee Share Purchase Plan (ESPP)

As of March 31, 2026, 123,571 shares of common stock were reserved for issuance in connection with the current and future offering periods under the ESPP.

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

In 2024, the Company also granted a new type of PSU award to executive officers and certain other senior leaders which is earned and vests based on appreciation of the Company’s stock price above pre-determined stock price triggers over a period of three years or achievement of specified non-GAAP operating income targets applicable to the first two years of the performance period.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in the accompanying condensed statements of operations (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cost of revenue	$111	$117
Research and development	820	559
Sales and marketing	458	479
General and administrative	2,064	1,822
Total stock-based compensation expense	$3,453	$2,977

9. Income Taxes

For each of the three months ended March 31, 2026 and 2025, the Company incurred an income tax provision which primarily related to foreign income taxes for the Company’s Mexico operations. The U.S. federal and state net deferred tax assets have been fully offset by a valuation allowance, as the Company believes it is not more likely than not that the deferred tax assets will be realized.

10. Net Loss Per Share

The following outstanding potentially dilutive shares were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Stock options to purchase common stock	80	92
Restricted stock units	527	173
Performance stock units	16	8
Shares committed under ESPP	14	2
Series A Convertible Preferred Stock	—	343
Warrants to purchase common stock	375	379
Total	1,012	997

11. Segment

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes and other financial information included elsewhere in this Quarterly Report, as well as our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report. As used in this Quarterly Report, references to the “Company,” “we,” “us,” “our,” or similar terms refer to Outset Medical, Inc.

In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “plan,” “expect” or the negative or plural of these words or similar expressions. The forward-looking statements in this report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include those described throughout this Quarterly Report, including in this discussion as well as in the section titled “Risk Factors” under Part II, Item 1A below and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements, like all statements in this report, speak only as of their date, and, except as required by law we undertake no obligation to update or revise these statements, whether as a result of any new information, future developments or otherwise. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

We generate revenue from the placement of Tablo consoles along with accessories, and shipping and handling charged to customers, which revenue is recognized up-front. We also earn recurring revenue from sales of consumables, including Tablo cartridge, and services, which generates significant total revenue over the life of Tablo consoles. Our total revenues were $27.9 million and $29.8 million for the three months ended March 31, 2026 and 2025, respectively.

We primarily sell our solutions through our direct sales organization, which covers most major metropolitan markets in the United States. Our sales organization is comprised of our capital sales team, responsible for generating new customer demand for Tablo, and our clinical sales team, responsible for driving utilization and fleet expansion of Tablo at existing customer sites. In addition, our field service team provides maintenance services and product support to our customers. Our field sales and service teams represent 57% of our total full-time employees as of March 31, 2026. The same sales organization and field service team drive Tablo penetration in both the acute and home markets. We believe the ability to leverage one team to serve both markets will result in significant productivity and cost optimization as we continue to scale our business.

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

Impacts of Macroeconomic Factors

Global macroeconomic conditions, including global geopolitical instability (such as the ongoing hostilities in the Middle East), inflationary pressures, rising interest rates, changes in tariff or trade laws and policies (such as the tariffs imposed by the current administration), increased labor costs, staffing shortages and global supply chain disruptions, may impact our business and results of operations, and those of our customers, manufacturing partners and suppliers. As the duration and severity of these macroeconomic conditions remain uncertain and depend on various factors, we cannot predict what effects these macroeconomic conditions will ultimately have on our business and results of operations, our customers, or our suppliers.

Beginning in the third quarter of 2023, we began to observe an increasing number of our existing and prospective customers deferring their decisions to purchase Tablo in an environment of rising interest rates and more cautious capital spending. These deferrals served to elongate our sales cycle and the timing of delivery and installations, which, in turn, contributed to an adverse impact on our bookings and revenues starting in the second half of 2023 and through 2026. We may see disruption from this in future periods. In addition, ongoing uncertainty relating to various policy changes under the current administration – including developments in trade policy (such as increased tariffs), changes in interest rate policy, potential reductions in government reimbursement and shifts in broader healthcare policy – could increase financial pressures faced by our existing and prospective hospital customers. These actual or anticipated policy changes may lead to higher operating costs for our customers, as well as tighter operating budgets and more cautious capital spending decisions. Additionally, broader economic uncertainty and market volatility – driven in part by these evolving policies – could exacerbate financial strain on our customers, potentially resulting in delayed or reduced purchases of our products and services. These factors could adversely impact our revenues, results of operations and financial condition in future periods.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Revenue:
Product revenue	$18,550	$21,294
Service and other revenue	9,313	8,458
Total revenue	27,863	29,752
Cost of revenue:
Cost of product revenue	8,833	11,002
Cost of service and other revenue	6,935	7,684
Total cost of revenue	15,768	18,686
Gross profit	12,095	11,066
Operating expenses:
Research and development	5,618	5,515
Sales and marketing	13,279	13,652
General and administrative	10,117	8,298
Total operating expenses	29,014	27,465
Loss from operations	(16,919)	(16,399)
Interest income and other income, net	1,527	1,976
Interest expense	(3,369)	(3,560)
Loss on extinguishment of term loan	—	(7,685)
Loss before provision for income taxes	(18,761)	(25,668)
Provision for income taxes	217	115
Net loss	$(18,978)	$(25,783)

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Revenue:
Product revenue	$18,550	$21,294	$(2,744)	(13)%
Service and other revenue	9,313	8,458	855	10%
Total revenue	$27,863	$29,752	(1,889)	(6)%

Product revenue decreased by $2.7 million, or 13%, for the three months ended March 31, 2026 as compared to the same period in the prior year. This decrease was driven by a $1.7 million decrease in console revenue and a $1.0 million decrease in consumable revenue.

Service and other revenue increased for the three months ended March 31, 2026 as compared to the same period in the prior year. The increase was primarily due to services associated with growth in our console installed base.

Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Gross profit and gross margin:
Gross profit	$12,095	$11,066	$1,029	9%
Gross margin	43.4%	37.2%

Gross profit increased for the three months ended March 31, 2026 as compared to the same period in the prior year. Gross margin improved by 6.2 percentage points for the three months ended March 31, 2026 as compared to the same period in the prior year. These improvements in gross profit and gross margin were primarily driven by higher average selling prices for consoles and higher gross margin on service and other revenue, which were partially offset by the lower average selling price for consumables.

Operating Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Operating expenses:
Research and development	$5,618	$5,515	$103	2%
Sales and marketing	13,279	13,652	(373)	(3)%
General and administrative	10,117	8,298	1,819	22%
Total operating expenses	$29,014	$27,465	1,549	6%

Research and development expenses increased for the three months ended March 31, 2026 as compared to the same period in the prior year. The increase was primarily due to increases in stock-based compensation and consulting expenses.

Sales and marketing expenses decreased for the three months ended March 31, 2026 as compared to the same period in the prior year. The decrease was mainly driven by lower compensation expenses, partially offset by higher freight costs.

General and administrative expenses increased for the three months ended March 31, 2026 as compared to the same period in the prior year. The increase was primarily due to an overall increase in compensation-related and stock-based compensation expense.

Other Income (Expenses), Net

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Other income (expenses), net:
Interest income and other income, net	$1,527	$1,976	$(449)	(23)%
Interest expense	(3,369)	(3,560)	191	(5)%
Loss on extinguishment of term loan	—	(7,685)	7,685	—
Total other expenses, net	$(1,842)	$(9,269)	7,427	(80)%
* Not meaningful

The decrease in interest income and other income, net for the three months ended March 31, 2026 as compared to the same period in the prior year was driven by a lower average short-term investment balance in 2026.

The interest expense for the three months ended March 31, 2026 was relatively consistent with the amount in the same period in the prior year.

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

As of March 31, 2026, we had cash, cash equivalents, restricted cash, and short-term investments of $160.5 million.

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

We believe that our existing cash, cash equivalents and short-term investments and cash generated from sales will be sufficient to meet our anticipated needs for at least the next 12 months from the issuance date of this Quarterly Report.

Cash Flows Summary

The following table summarizes the cash flows for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(12,844)	$(25,663)
Investing activities	7,899	(78,079)
Financing activities	501	55,656
Net decrease in cash, cash equivalents and restricted cash	$(4,444)	$(48,086)

Operating Activities

The net cash used in operating activities of $12.8 million for the three months ended March 31, 2026 was due to a net loss of $19.0 million, the amortization of premiums on investments of $0.4 million, and provision for credit losses of $0.4 million, which were adjusted by stock-based compensation expense of $3.5 million, a net cash inflow from the change in our operating assets and liabilities of $1.5 million, depreciation and amortization of $0.8 million, non-cash interest expense of $0.7 million, and non-cash lease expense of $0.4 million. The net cash inflow from operating assets and liabilities was primarily due to decreases in accounts receivable and prepaid expenses and other assets, and increases in accrued expenses and accounts payable. This net cash inflow from operating assets and liabilities was partially offset by an increase in inventory, a decrease in accrued compensation and related benefits resulting from the payout of 2025 annual cash bonuses, and decreases in deferred revenue and operating lease liabilities.

Investing Activities

The net cash provided by investing activities of $7.9 million for the three months ended March 31, 2026 was due to the maturities of short-term investment securities of $30.9 million, which was partially offset by the purchases of short-term investment securities of $22.9 million.

Financing Activities

The net cash provided by financing activities of $0.5 million for the three months ended March 31, 2026 was primarily due to proceeds from ESPP purchases.

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

There have been no new or significant changes in our critical accounting estimates as compared to the critical accounting estimates disclosed in Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, as described in the Company's 2025 Form 10-K.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report, which could materially affect our business, financial position, or future results of operations. There have been no material changes to the risk factors described in our 2025 Annual Report. The risks described in our 2025 Annual Report are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also arise and materially impact our business. If any of these risks occur, our business, results of operations and financial condition could be materially and adversely affected and the trading price of our common stock could decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Outset Medical, Inc.	S-1/A	333-248225	3.1	September 9, 2020

3.2	Amended and Restated Bylaws of Outset Medical, Inc.	S-1/A	333-248225	3.2	September 9, 2020

3.3	Amendment No. 1 To Amended and Restated Bylaws of Outset Medical, Inc., dated January 23, 2025	8-K	001-39513	3.1	January 24, 2025

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-39513	3.1	January 8, 2025

3.5	Certificate of Correction of the Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-39513	3.1	March 11, 2025

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Outset Medical, Inc.	8-K	001-39513	3.1	March 20, 2025

4.1	Form of Common Stock Certificate	S-1/A	333-248225	4.1	September 9, 2020

4.2	Warrant Certificate, dated January 8, 2025, issued by Outset Medical, Inc. to Perceptive Credit Holdings IV, LP	8-K	001-39513	4.1	January 8, 2025

4.3	Description of Outset Medical, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	001-39513	4.3	February 13, 2026

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Outset Medical, Inc.

Date: May 7, 2026	By:	/s/ Leslie Trigg
Leslie Trigg
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Renee Gaeta
Renee Gaeta
Chief Financial Officer (Principal Financial and Accounting Officer)