Form 10-Q
period 2026-06-30
Outset Medical, Inc.
filed 2026-08-06
CIK 1484612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 18,797,164 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Outset Medical, Inc.

Condensed Balance Sheets

(in thousands, except per share amounts)

	June 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$35,005	$35,006
Short-term investments	112,189	133,940
Accounts receivable, net	29,223	28,329
Inventories	47,315	47,609
Prepaid expenses and other current assets	4,118	5,999
Total current assets	227,850	250,883
Restricted cash	3,829	3,829
Property and equipment, net	3,711	4,670
Operating lease right-of-use assets	4,887	4,797
Finance lease right-of-use assets	1,697	—
Other assets	411	317
Total assets	$242,385	$264,496
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,455	$554
Accrued compensation and related benefits	9,073	10,735
Accrued expenses and other current liabilities	12,929	9,433
Accrued warranty liability	797	1,374
Deferred revenue, current	14,043	13,795
Operating lease liabilities, current	2,035	1,739
Finance lease liabilities, current	559	—
Total current liabilities	43,891	37,630
Deferred revenue	302	406
Operating lease liabilities	3,059	3,271
Finance lease liabilities	1,149	-
Term loan	97,647	96,237
Total liabilities	146,048	137,544
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, and no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 300,000 shares authorized as of June 30, 2026 and December 31, 2025; 18,797 and 18,169 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	19	18
Additional paid-in capital	1,304,792	1,298,138
Accumulated other comprehensive (loss) income	(136)	172
Accumulated deficit	(1,208,338)	(1,171,376)
Total stockholders' equity	96,337	126,952
Total liabilities and stockholders' equity	$242,385	$264,496

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$21,908	$23,082	$40,458	$44,376
Service and other revenue	9,727	8,337	19,040	16,795
Total revenue	31,635	31,419	59,498	61,171
Cost of revenue:
Cost of product revenue	11,799	11,791	20,632	22,793
Cost of service and other revenue	6,554	7,761	13,489	15,445
Total cost of revenue	18,353	19,552	34,121	38,238
Gross profit	13,282	11,867	25,377	22,933
Operating expenses:
Research and development	5,450	5,289	11,068	10,804
Sales and marketing	12,152	14,280	25,431	27,932
General and administrative	11,356	9,163	21,473	17,461
Total operating expenses	28,958	28,732	57,972	56,197
Loss from operations	(15,676)	(16,865)	(32,595)	(33,264)
Interest income and other income, net	1,354	1,903	2,881	3,879
Interest expense	(3,442)	(3,475)	(6,811)	(7,035)
Loss on extinguishment of term loan	—	—	—	(7,685)
Loss before provision for income taxes	(17,764)	(18,437)	(36,525)	(44,105)
Provision for income taxes	220	104	437	219
Net loss	$(17,984)	$(18,541)	$(36,962)	$(44,324)

Net loss per share, basic and diluted	$(0.97)	$(1.04)	$(2.00)	$(3.57)
Shares used in computing net loss per share, basic and diluted	18,619	17,743	18,496	12,420

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(17,984)	$(18,541)	$(36,962)	$(44,324)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(63)	(39)	(308)	7
Comprehensive loss	$(18,047)	$(18,580)	$(37,270)	$(44,317)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2025	—	$—	18,169	$18	$1,298,138	$172	$(1,171,376)	$126,952
Issuance of common stock through employee stock purchase plan	—	—	170	—	506	—	—	506
Issuance of common stock for settlement of RSUs	—	—	190	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,453	—	—	3,453
Unrealized loss on available-for-sale securities	—	—	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	—	—	(18,978)	(18,978)
Balance as of March 31, 2026	—	$—	18,529	$18	$1,302,097	$(73)	$(1,190,354)	$111,688
Issuance of common stock for settlement of RSUs	—	—	268	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	2,696	—	—	2,696
Unrealized loss on available-for-sale securities	—	—	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	—	—	(17,984)	(17,984)
Balance as of June 30, 2026	—	$—	18,797	$19	$1,304,792	$(136)	$(1,208,338)	$96,337

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

Outset Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(36,962)	$(44,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,149	6,473
Depreciation and amortization	1,422	2,449
Non-cash lease expense	805	772
Non-cash interest expense	1,410	1,335
Amortization of premium on investments, net	(798)	(1,028)
Change in provision for inventories	88	(160)
Change in provision for credit losses	733	1,622
Loss on disposal of property and equipment	—	2
Loss on extinguishment of term loan	—	7,685
Changes in operating assets and liabilities:
Accounts receivable	(1,627)	(893)
Inventories	96	7,297
Prepaid expenses and other assets	1,787	468
Accounts payable	3,833	(2,502)
Accrued compensation and related benefits	(1,662)	(7,032)
Accrued expenses and other current liabilities	3,489	610
Accrued warranty liability	(576)	(698)
Deferred revenue	144	999
Operating lease liabilities	(810)	(866)
Accrued interest	—	(2,695)
Net cash used in operating activities	(22,479)	(30,486)
Cash flows from investing activities:
Purchases of property and equipment	(176)	(415)
Purchases of investment securities	(41,542)	(153,653)
Sales and maturities of investment securities	63,783	44,827
Net cash provided by (used in) investing activities	22,065	(109,241)
Cash flows from financing activities:
Proceeds from ESPP purchases	506	408
Payments on finance lease liabilities	(93)	—
Repayment of term loan and extinguishment costs	—	(204,954)
Proceeds from issuance of term loan, net of issuance costs	—	98,270
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	161,548
Net cash provided by financing activities	413	55,272
Net decrease in cash, cash equivalents and restricted cash	(1)	(84,455)
Cash, cash equivalents and restricted cash as of beginning of period	38,835	127,343
Cash, cash equivalents and restricted cash as of end of period	$38,834	$42,888

Summary of cash, cash equivalents and restricted cash reported within the balance sheets:
Cash and cash equivalents	$35,005	$39,559
Restricted cash	3,829	3,329
Total cash, cash equivalents and restricted cash	$38,834	$42,888

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow disclosures:
Cash paid for income taxes	$670	$212
Cash paid for interest	$5,375	$10,140
Cash paid for amounts included in the measurement of operating lease liabilities	$810	$866

Supplemental non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$1,801	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$895	$—
Fair value of common stock warrant	$—	$4,367

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

Liquidity

Since inception, the Company has incurred net losses and negative cash flows from operations. During the six months ended June 30, 2026 and 2025, the Company incurred a net loss of $37.0 million and $44.3 million, respectively, and cash outflow from operating activities of $22.5 million and $30.5 million, respectively. As of June 30, 2026, the Company had an accumulated deficit of $1.2 billion.

As of June 30, 2026, the Company had cash, cash equivalents, restricted cash and short-term investments of $151.0 million.

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

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, that are necessary for the fair statement of the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three- and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations to be anticipated for any other future annual or interim period. The condensed balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date.

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

2. Summary of Significant Accounting Policies

With the exception of the updated accounting policy below, there have been no other new or material changes to the Company’s significant accounting policies as described in its 2025 Annual Report that have had a material impact on the Company’s condensed financial statements and related notes.

Leases

The Company determines if an arrangement is a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. If the arrangement contains a lease with a term greater than one year, the Company evaluates whether it should be classified as an operating or a finance lease.

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

As the implicit rate in the Company’s leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The lease terms may include options to extend or terminate the lease when the Company is reasonably certain it will exercise such options. Operating lease costs are recognized on a straight-line basis over the reasonably certain lease term. Finance lease cost includes amortization of the ROU assets on a straight-line basis over the shorter of the lease term or the useful life of the underlying asset and interest on the lease liabilities using the effective interest method.

The Company has elected to not separate lease and non-lease components and accounts for any lease and non-lease components as a single lease component with the exception of its warehousing leases. The Company has also elected to not apply the recognition requirement to any leases within its existing classes of assets with a term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

3. Revenue and Deferred Revenue

Disaggregation of Revenue

Revenue by source consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consoles	$9,490	$8,932	$14,862	$16,023
Consumables	12,418	14,150	25,596	28,353
Total product revenue	21,908	23,082	40,458	44,376
Service and other revenue	9,727	8,337	19,040	16,795
Total revenue	$31,635	$31,419	$59,498	$61,171

Remaining Performance Obligations and Contract Liabilities

As of June 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer service contracts that are unsatisfied or partially unsatisfied was $14.3 million, which is recorded as deferred revenue on the Company’s condensed balance sheets. Of that amount, $14.0 million will be recognized as revenue during the next 12 months and $0.3 million thereafter.

The contract liabilities consist of deferred revenue which represents payments received in advance of revenue recognition. Revenue under these agreements is recognized over the related service period. During the three and six months ended June 30, 2026, the Company recognized $4.7 million and $10.1 million of previously deferred revenue, respectively.

4. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		June 30, 2026
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$21,707	$—	$—	$21,707
Short-term investments:
U.S. Treasury securities	Level 1	60,563	2	(75)	60,490
Corporate debt	Level 2	36,892	2	(53)	36,841
Commercial paper	Level 2	13,976	—	(13)	13,963
Foreign entity bond	Level 2	894	1	—	895
Total cash equivalents and short-term investments		$134,032	$5	$(141)	$133,896

		December 31, 2025
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$24,253	$—	$—	$24,253
Short-term investments:
U.S. Treasury securities	Level 1	77,622	109	—	77,731
Corporate debt	Level 2	47,111	56	(1)	47,166
Commercial paper	Level 2	5,909	4	—	5,913
Foreign entity bond	Level 2	3,126	4	—	3,130
Total cash equivalents and short-term investments		$158,021	$173	$(1)	$158,193

As of June 30, 2026, the remaining contractual maturities for available-for-sale securities were one month to thirteen months. The unrealized losses for securities in an unrealized loss position for more than 12 months as of June 30, 2026, and December 31, 2025 were immaterial. For the three and six months ended June 30, 2026 and 2025, the Company did not recognize credit loss related to available-for-sale debt securities.

5. Balance Sheet Components

Accounts Receivable

The following table presents the activities in the Company’s allowance for credit losses (in thousands):

	June 30,	December 31,
	2026	2025
Balance at beginning of period	$6,092	$2,577
Increase in allowance	1,432	4,487
Write-offs	(699)	(972)
Balance at end of period	$6,825	$6,092

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$30,638	$27,183
Work in process	6,758	7,316
Finished goods	9,919	13,110
Total inventories	$47,315	$47,609

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Inventory	$2,567	$2,245
Research and development expenses	282	159
Professional services	1,833	1,022
Customer rebates	2,228	1,937
Other	6,019	4,070
Total accrued expenses and other current liabilities	$12,929	$9,433

6. Commitments and Contingencies

Litigation

On August 29, 2024, a purported stockholder class action lawsuit, Porcelli v. Outset Medical, Inc., et al., 5:24-cv-06124-EJD, was filed in the U.S. District Court for the Northern District of California, against the Company, its Chief Executive Officer, and then-Chief Financial Officer. On October 18, 2024, a second purported stockholder class action lawsuit, Plymouth County Retirement Association v. Outset Medical, Inc., et al., 5:24-cv-06124-HSG, was filed in the same court (together with the first case, the Class Actions). The second lawsuit also named the Company’s prior Chief Financial Officer as a defendant (together with the CEO and then-CFO, the Class Defendants). On March 18, 2025, the court consolidated the Class Actions into one action captioned In re Outset Medical, Inc. Securities Litigation, Case No. 5:24-cv-06124-EJD, appointing a Lead Plaintiff and Lead Counsel. The Lead Plaintiff filed its consolidated amended complaint (Complaint) on June 6, 2025. The Complaint alleged that between September 15, 2020 and August 7, 2024, Class Defendants made materially false or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act) regarding the Company’s business, operations, and prospects related to the sale and marketing of the Tablo Hemodialysis System and TabloCart with Prefiltration, including concerning the impact of certain FDA processes for these products on the Company’s revenue growth. The Class Defendants filed a motion to dismiss the Complaint on August 14, 2025. Following full briefing and a hearing, the Court issued a ruling on March 30, 2026, granting in part and denying in part Class Defendants’ motion to dismiss. On May 1, 2026, Lead Plaintiff filed an amended consolidated complaint (Amended Complaint) naming the Company’s General Counsel and Chief Medical Officer as additional Class Defendants. In addition to reasserting the claims made in the Complaint, the Amended Complaint also added a claim for violation of Section 10(b) and Rule 10b-5(a) and (c) of the Exchange Act, alleging certain Class Defendants engaged in a scheme to defraud investors related to the marketing of the Tablo Hemodialysis System and TabloCart with Prefiltration. The Class Defendants moved to dismiss on June 2, 2026. The motion is fully briefed and set for hearing on September 3, 2026.

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

7. Term Loan

Term loan consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Principal of term loan	$102,270	$101,502
Unamortized debt discount	(4,623)	(5,265)
Term loan, noncurrent	$97,647	$96,237

Perceptive Term Loan

On January 3, 2025, the Company entered into a senior secured credit facility for borrowings up to an aggregate principal amount of $125.0 million pursuant to the Perceptive Credit Agreement with Perceptive Credit Holdings IV, LP (who also participated in the Private Placement). Pursuant to the terms and conditions of the Perceptive Credit Agreement, the lenders agreed to extend term loans to the Company in an aggregate principal amount of up to $125.0 million, comprised of (i) a term loan of $100.0 million (the Initial Term Loan), which was funded on January 8, 2025 (the Closing Date), and (ii) a delayed draw term loan of up to $25.0 million (the Delayed Draw Loan). The Initial Term Loan and the Delayed Draw Loan are referred to collectively as the Perceptive Term Loans. The Delayed Draw Loan is available for funding until July 14, 2027, subject to the achievement of a specific revenue milestone and other customary conditions. On August 5, 2026, the Company entered into an amendment to the Perceptive Credit Agreement (the First Amendment) to (i) amend the covenant to achieve certain trailing twelve-month net revenue targets in the Perceptive Credit Agreement and (ii) reset the exercise price of the Closing Date Warrant (defined below) to $4.838.

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

On the Closing Date, the Company issued to Perceptive Credit Holdings IV, LP as the initial lender a warrant to purchase 375,000 shares of the Company’s common stock (the Closing Date Warrant), at an initial exercise price equal to $12.00 per share (or $4.838 per share after giving effect to the First Amendment), in each case, after giving effect to the reverse stock split on March 20, 2025. If the Company draws the Delayed Draw Loan, the Company is required to issue additional warrant(s) to the lenders to purchase 94,000 shares of the Company’s common stock (the Delayed Draw Warrant), at an exercise price equal to the average closing price of the Company’s common stock for the 5 trading days immediately preceding the issuance date of the Delayed Draw Warrant. Both the Closing Date Warrant and the Delayed Draw Warrant, if issued, are exercisable during the seven years after the date of issuance.

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

8. Equity Incentive Plan

2020 Equity Incentive Plan (2020 Plan)

As of June 30, 2026, 1,364,454 shares of common stock were reserved for future issuance under the 2020 Plan.

Inducement Plan

As of June 30, 2026, 26,620 shares of common stock were reserved for future issuance under the Inducement Plan.

Employee Share Purchase Plan (ESPP)

As of June 30, 2026, 123,571 shares of common stock were reserved for issuance in connection with the current and future offering periods under the ESPP.

Restricted Stock

The Company issues restricted stock units (RSUs) and performance stock units (PSUs), both of which are considered restricted stock. The Company grants restricted stock pursuant to the 2020 Plan and the Inducement Plan and satisfies such grants through the issuance of new shares. RSUs are share-based awards that, upon vesting, will deliver to the holder shares of the Company’s common stock.

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

Since 2022, the Company has granted a mix of 50% PSUs and 50% RSUs to its CEO, and a mix of 20% PSUs and 80% RSUs to its other executive officers and certain other senior leaders on an annual basis. These PSUs are earned and vest based on achievement against a performance-based metric and a market-based metric as follows:

•
Performance-based vesting conditions:
o
PSUs granted in 2022 through 2024 are earned based on the number of patients treating at home on Tablo as of the end of the second or third year following the grant date (Year 2 or Year 3), with earned units vesting either (i) 50% after certification of achievement following the end of Year 2 and 50% at the end of Year 3 or (ii) 100% after certification of achievement following the end of Year 3 (Home PSUs); or

o
PSUs granted in 2025 and 2026 are earned based on the Company’s three-year non-GAAP cumulative earnings before income tax, depreciation and amortization (EBITDA) at the end of Year 3, with 100% of earned units vesting after certification of the achievement level following the end of Year 3 (EBITDA PSUs).
•
Market-based vesting conditions:
o
PSUs granted in 2022 through 2026 are earned based on the Company’s relative total stockholder return (Relative TSR) at the end of a two-year or three-year performance period as compared to companies in a pre-determined index of medical device companies, in each case, with 100% of earned units vesting at the end of Year 3, or after certification of achievement following the end of the three-year performance period (Relative TSR PSUs).

The number of units earned varies based on actual performance as follows: (i) from 0% to 200% (250% for the CEO) of the target number of the Home PSUs and EBITDA PSUs granted, (ii) from 75% to 150% (250% for the CEO) of the target number of Relative TSR PSUs granted in 2022 and 2023 and (iii) from 0% to 200% (250% for the CEO) of the target number of Relative TSR PSUs granted subsequent to 2023.

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

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in the accompanying condensed statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of revenue	$77	$186	$188	$303
Research and development	594	750	1,414	1,309
Sales and marketing	416	933	874	1,412
General and administrative	1,609	1,627	3,673	3,449
Total stock-based compensation expense	$2,696	$3,496	$6,149	$6,473

9. Income Taxes

For each of the three and six months ended June 30, 2026 and 2025, the Company incurred an income tax provision which primarily related to foreign income taxes for the Company’s Mexico operations. The U.S. federal and state net deferred tax assets have been fully offset by a valuation allowance, as the Company believes it is not more likely than not that the deferred tax assets will be realized.

10. Net Loss Per Share

The following outstanding potentially dilutive shares were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and Six Months Ended
	June 30,
	2026	2025
Stock options to purchase common stock	80	90
Restricted stock units	848	780
Performance stock units	14	106
Shares committed under ESPP	25	8
Series A Convertible Preferred Stock	—	343
Warrants to purchase common stock	375	379
Total	1,342	1,706

11. Segment

The key measure of segment profit or loss that the Company’s chief operating decision maker (CODM), its Chief Executive Officer, uses to allocate resources and assess performance is the Company’s net loss, as reported on the accompanying condensed statements of operations. Net loss is used to monitor budget versus actual results.

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

12. Subsequent Event

On August 5, 2026, the Company entered into an Amendment No. 1 to Credit Agreement and Guaranty and Warrant Certificate with Perceptive Credit Holdings IV, LP to (i) amend the covenant to achieve certain trailing twelve-month net revenue targets in the Perceptive Credit Agreement and (ii) reset the exercise price of the Closing Date Warrant to $4.838.

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

We generate revenue from the placement of Tablo consoles along with accessories, and shipping and handling charged to customers, which revenue is recognized up-front. We also earn recurring revenue from sales of consumables, including Tablo cartridge, and services, which generates significant total revenue over the life of Tablo consoles. Our total revenues were $31.6 million and $31.4 million for the three months ended June 30, 2026 and 2025, respectively, and $59.5 million and $61.2 million for the six months ended June 30, 2026 and 2025, respectively.

We primarily sell our solutions through our direct sales organization, which covers most major metropolitan markets in the United States. Our sales organization is comprised of our capital sales team, responsible for generating new customer demand for Tablo, and our clinical sales team, responsible for driving utilization and fleet expansion of Tablo at existing customer sites. In addition, our field service team provides maintenance services and product support to our customers. Our field sales and service teams represent 47% of our total full-time employees as of June 30, 2026. The same sales organization and field service team drive Tablo penetration in both the acute and home markets. We believe the ability to leverage one team to serve both markets will result in significant productivity and cost optimization as we continue to scale our business.

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

Market Acceptance of Tablo in Acute Setting

We plan to further broaden our installed base by continuing to target national and regional integrated delivery networks and health systems, SNFs, LTACHs and other post-acute providers. In addition, we focus on driving utilization, fleet expansion and fleet refresh opportunities with existing customers through continued commercial engagement, an exceptional user experience delivered through our commercial team and a steady release of software enhancements that amplify Tablo’s operational reliability and clinical versatility. Our ability to successfully execute on this strategy, and thereby increase our revenue in the acute market, will depend on several factors. These factors include the success of our initiatives to optimize and further evolve our commercial organization, infrastructure and sales processes to support the growth of our business in the acute and post-acute care markets as we focus more heavily on enterprise selling and transition beyond earlier stage adoption of Tablo.

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

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$21,908	$23,082	$40,458	$44,376
Service and other revenue	9,727	8,337	19,040	16,795
Total revenue	31,635	31,419	59,498	61,171
Cost of revenue:
Cost of product revenue	11,799	11,791	20,632	22,793
Cost of service and other revenue	6,554	7,761	13,489	15,445
Total cost of revenue	18,353	19,552	34,121	38,238
Gross profit	13,282	11,867	25,377	22,933
Operating expenses:
Research and development	5,450	5,289	11,068	10,804
Sales and marketing	12,152	14,280	25,431	27,932
General and administrative	11,356	9,163	21,473	17,461
Total operating expenses	28,958	28,732	57,972	56,197
Loss from operations	(15,676)	(16,865)	(32,595)	(33,264)
Interest income and other income, net	1,354	1,903	2,881	3,879
Interest expense	(3,442)	(3,475)	(6,811)	(7,035)
Loss on extinguishment of term loan	—	—	—	(7,685)
Loss before provision for income taxes	(17,764)	(18,437)	(36,525)	(44,105)
Provision for income taxes	220	104	437	219
Net loss	$(17,984)	$(18,541)	$(36,962)	$(44,324)

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Revenue:
Product revenue	$21,908	$23,082	$(1,174)	(5)%	$40,458	$44,376	$(3,918)	(9)%
Service and other revenue	9,727	8,337	1,390	17%	19,040	16,795	2,245	13%
Total revenue	$31,635	$31,419	216	1%	$59,498	$61,171	(1,673)	(3)%

Product revenue decreased by $1.2 million, or 5%, for the three months ended June 30, 2026 as compared to the same period in the prior year. This decrease was driven by a $1.7 million decrease in consumable revenue, which was offset by a $0.5 million increase in console revenue.

Product revenue decreased by $3.9 million, or 9%, for the six months ended June 30, 2026 as compared to the same period in the prior year. This decrease was driven by a $2.7 million decrease in consumable revenue and a $1.2 million decrease in console revenue.

Service and other revenue increased for the three and six months ended June 30, 2026 as compared to the same periods in the prior year. The increase was primarily due to services associated with growth in our console installed base.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Gross profit and gross margin:
Gross profit	$13,282	$11,867	$1,415	12%	$25,377	$22,933	$2,444	11%
Gross margin	42.0%	37.8%			42.7%	37.5%

Gross profit increased for the three and six months ended June 30, 2026 as compared to the same periods in the prior year. Gross margin improved by 4.2 percentage points for the three months ended June 30, 2026 and 5.2 percentage points for the six months ended June 30, 2026 as compared to the same periods in the prior year. These improvements in gross profit and gross margin were primarily driven by higher gross margin on service and other revenue. Such improvements were offset by a lower mix of consumable revenue, which had a higher gross margin than console and service revenues, as compared to the same periods in the prior year.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Operating expenses:
Research and development	$5,450	$5,289	$161	3%	$11,068	$10,804	$264	2%
Sales and marketing	12,152	14,280	(2,128)	(15)%	25,431	27,932	(2,501)	(9)%
General and administrative	11,356	9,163	2,193	24%	21,473	17,461	4,012	23%
Total operating expenses	$28,958	$28,732	226	1%	$57,972	$56,197	1,775	3%

Research and development expenses for the three and six months ended June 30, 2026 were relatively consistent with the same periods in the prior year due to ongoing expense discipline and working capital management.

Sales and marketing expenses decreased for the three and six months ended June 30, 2026 as compared to the same periods in the prior year. The decrease was primarily driven by a decrease in compensation-related and stock-based compensation expenses and infrastructure costs due to a lower headcount in 2026 compared to the prior year. This decrease was partially offset by increases in freight expense.

General and administrative expenses increased for the three and six months ended June 30, 2026 as compared to the same periods in the prior year. The increase was primarily due to an increase in compensation-related and stock-based compensation expenses and higher legal costs related to the stockholder class action and related derivative lawsuits.

Other Income (Expenses), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Other income (expenses), net:
Interest income and other income, net	$1,354	$1,903	$(549)	(29)%	$2,881	$3,879	$(998)	(26)%
Interest expense	(3,442)	(3,475)	33	(1)%	(6,811)	(7,035)	224	(3)%
Loss on extinguishment of term loan	—	—	—	—	—	(7,685)	7,685	*
Total other expenses, net	$(2,088)	$(1,572)	(516)	33%	$(3,930)	$(10,841)	6,911	(64)%
* Not meaningful

The decrease in interest income and other income, net for the three and six months ended June 30, 2026 as compared to the same periods in the prior year were driven by a lower average short-term investment balance in 2026.

The interest expense for the three and six months ended June 30, 2026 were relatively consistent with the amount in the same periods in the prior year.

The loss on extinguishment of term loan of $7.7 million was recognized for the repayment of the SLR Term Loan in 2025, which included final payment and termination fees.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred net losses and negative cash flows from operations. To date, we have financed our operations and capital expenditures primarily through sales of equity securities, revenue from sales, debt financings, and proceeds from ESPP purchases.

As of June 30, 2026, we had cash, cash equivalents, restricted cash, and short-term investments of $151.0 million.

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

Cash Flows Summary

The following table summarizes the cash flows for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(22,479)	$(30,486)
Investing activities	22,065	(109,241)
Financing activities	413	55,272
Net decrease in cash, cash equivalents and restricted cash	$(1)	$(84,455)

Operating Activities

The net cash used in operating activities of $22.5 million for the six months ended June 30, 2026 was due to a net loss of $37.0 million, the amortization of premiums on investments of $0.8 million, and provision for credit losses of $0.7 million, which were adjusted by stock-based compensation expense of $6.1 million, depreciation and amortization of $1.4 million, non-cash interest expense of $1.4 million, non-cash lease expense of $0.8 million, and a net cash inflow from the change in our operating assets and liabilities of $4.7 million. The net cash inflow from operating assets and liabilities was primarily due to increases in accounts payable, accrued expenses, and deferred revenue, and a decrease in prepaid expenses and other assets. This net cash inflow from operating assets and liabilities was partially offset by a decrease in accrued compensation and related benefits resulting from the payout of 2025 annual cash bonuses, an increase in accounts receivable and decreases in operating lease liabilities and accrued warranty liability.

Investing Activities

The net cash provided by investing activities of $22.1 million for the six months ended June 30, 2026 was due to the maturities of short-term investment securities of $63.8 million, which was partially offset by purchases of short-term investment securities of $41.5 million and purchases of property and equipment of $0.2 million.

Financing Activities

The net cash provided by financing activities of $0.4 million for the six months ended June 30, 2026 was due to proceeds from ESPP purchases, partially offset by cash outflow of $0.1 million in payments on finance lease liabilities.

Finance Leases

The Company has finance leases for vehicles, which generally have a term of three years. The Company’s total finance lease liability as of June 30, 2026 was $1.7 million, which includes $0.6 million due within one year from the most recent balance sheet date and $1.1 million due thereafter.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report, which could materially affect our business, financial position, or future results of operations. There have been no material changes to the risk factors described in our 2025 Annual Report, except as set forth below. The risks described in our 2025 Annual Report, as updated below, are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also arise and materially impact our business. If any of these risks occur, our business, results of operations and financial condition could be materially and adversely affected and the trading price of our common stock could decline.

If we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Even though we have obtained 510(k) clearance for Tablo, it and any other product for which we obtain clearance or approval, and the manufacturing processes, post-market surveillance, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight, requirements, and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with FDA’s Quality Management System Regulation (QMSR) and other regulations enforced outside the United States which cover the manufacture of our products and the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of medical devices. The QMSR requires that each manufacturer establish a quality systems program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. QMSR compliance is necessary to receive and maintain FDA clearance or approval to market new and existing products. Regulatory bodies, such as the FDA, enforce the QMSR and other regulations through periodic audits and inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

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
•
criminal prosecution.

For example, in the third quarter of 2026, the FDA conducted another post-market, quality management system inspection of our San Jose, California facility, following a prior similar inspection in 2023. At completion of this most recent inspection, the FDA issued a Form FDA-483 identifying certain inspectional observations. We intend to provide a complete response to the FDA to address these observations in a timely manner. There is no guarantee, however, that we will be able to successfully address these observations within a specified time frame or without incurring additional, and possibly significant, costs. The FDA may also supplement the Form FDA Form-483 with further regulatory communications or actions related to the most recent observations, and any future inspections of our facility by the FDA may result in other observations, any of which could adversely affect our business.

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

Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QMSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 5, 2026, the Company entered into an Amendment No. 1 to Credit Agreement and Guaranty and Warrant Certificate with Perceptive Credit Holdings IV, LP to (i) amend the covenant to achieve certain trailing twelve-month net revenue targets in the Perceptive Credit Agreement and (ii) reset the exercise price of the Closing Date Warrant to $4.838.

The foregoing summary of certain terms of such amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of such amendment, a copy of which is filed as Exhibit 4.4 hereto and is incorporated herein by reference.

Item 6. Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Outset Medical, Inc.	S-1/A	333-248225	3.1	September 9, 2020

3.2	Amended and Restated Bylaws of Outset Medical, Inc.	S-1/A	333-248225	3.2	September 9, 2020

3.3	Amendment No. 1 To Amended and Restated Bylaws of Outset Medical, Inc., dated January 23, 2025	8-K	001-39513	3.1	January 24, 2025

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-39513	3.1	January 8, 2025

3.5	Certificate of Correction of the Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-39513	3.1	March 11, 2025

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Outset Medical, Inc.	8-K	001-39513	3.1	March 20, 2025

4.1	Form of Common Stock Certificate	S-1/A	333-248225	4.1	September 9, 2020

4.2	Warrant Certificate, dated January 8, 2025, issued by Outset Medical, Inc. to Perceptive Credit Holdings IV, LP	8-K	001-39513	4.1	January 8, 2025

4.3	Description of Outset Medical, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	001-39513	4.3	February 13, 2026

4.4#*	Amendment No. 1 to Credit Agreement and Guaranty and Warrant Certificate, dated as of August 5, 2026, by and among Outset Medical, Inc. and Perceptive Credit Holdings IV, LP

10.1#	Refresh Amendment to Purchasing Agreement by and between HCA Management Services, L.P. and Outset Medical, Inc., dated as of June 15, 2026	8-K	001-39513	10.1	June 17, 2026

10.2#*	Amendment No. 1 to Credit Agreement and Guaranty and Warrant Certificate, dated as of August 5, 2026, by and among Outset Medical, Inc. and Perceptive Credit Holdings IV, LP (included in Exhibit 4.4)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith.

# Certain portions of this exhibit have been redacted pursuant to Item 601 of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Outset Medical, Inc.

Date: August 6, 2026	By:	/s/ Leslie Trigg
Leslie Trigg
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Renee Gaeta
Renee Gaeta
Chief Financial Officer (Principal Financial and Accounting Officer)