Form 10-Q
period 2026-09-30
Outset Medical, Inc.
filed 2026-11-04
CIK 1484612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, the registrant had 18,872,597 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Outset Medical, Inc.

Condensed Balance Sheets

(in thousands, except per share amounts)

	September 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$33,942	$35,006
Short-term investments	102,685	133,940
Accounts receivable, net	30,407	28,329
Inventories	44,989	47,609
Prepaid expenses and other current assets	4,200	5,999
Total current assets	216,223	250,883
Restricted cash	4,121	3,829
Property and equipment, net	3,541	4,670
Operating lease right-of-use assets	4,435	4,797
Finance lease right-of-use assets	1,642	—
Other assets	447	317
Total assets	$230,409	$264,496
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,292	$554
Accrued compensation and related benefits	9,965	10,735
Accrued expenses and other current liabilities	13,349	9,433
Accrued warranty liability	1,023	1,374
Deferred revenue, current	13,468	13,795
Operating lease liabilities, current	1,755	1,739
Finance lease liabilities, current	601	—
Total current liabilities	44,453	37,630
Deferred revenue	221	406
Operating lease liabilities	2,985	3,271
Finance lease liabilities	1,068	-
Term loan	98,368	96,237
Total liabilities	147,095	137,544
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, and no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 300,000 shares authorized as of September 30, 2026 and December 31, 2025; 18,873 and 18,169 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	19	18
Additional paid-in capital	1,306,563	1,298,138
Accumulated other comprehensive (loss) income	(244)	172
Accumulated deficit	(1,223,024)	(1,171,376)
Total stockholders' equity	83,314	126,952
Total liabilities and stockholders' equity	$230,409	$264,496

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$23,694	$20,558	$64,152	$64,934
Service and other revenue	9,902	8,873	28,942	25,668
Total revenue	33,596	29,431	93,094	90,602
Cost of revenue:
Cost of product revenue	13,233	11,169	33,865	33,962
Cost of service and other revenue	6,692	6,672	20,181	22,117
Total cost of revenue	19,925	17,841	54,046	56,079
Gross profit	13,671	11,590	39,048	34,523
Operating expenses:
Research and development	5,898	5,376	16,966	16,180
Sales and marketing	11,736	13,550	37,167	41,482
General and administrative	8,306	8,477	29,779	25,938
Total operating expenses	25,940	27,403	83,912	83,600
Loss from operations	(12,269)	(15,813)	(44,864)	(49,077)
Interest income and other income, net	1,241	1,855	4,122	5,734
Interest expense	(3,505)	(3,476)	(10,316)	(10,511)
Loss on extinguishment of term loan	—	—	—	(7,685)
Loss before provision for income taxes	(14,533)	(17,434)	(51,058)	(61,539)
Provision for income taxes	153	404	590	623
Net loss	$(14,686)	$(17,838)	$(51,648)	$(62,162)

Net loss per share, basic and diluted	$(0.78)	$(1.00)	$(2.78)	$(4.37)
Shares used in computing net loss per share, basic and diluted	18,831	17,783	18,609	14,228

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(14,686)	$(17,838)	$(51,648)	$(62,162)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(108)	108	(416)	115
Comprehensive loss	$(14,794)	$(17,730)	$(52,064)	$(62,047)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2025	—	$—	18,169	$18	$1,298,138	$172	$(1,171,376)	$126,952
Issuance of common stock through employee stock purchase plan	—	—	170	—	506	—	—	506
Issuance of common stock for settlement of RSUs	—	—	190	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,453	—	—	3,453
Unrealized loss on available-for-sale securities	—	—	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	—	—	(18,978)	(18,978)
Balance as of March 31, 2026	—	$—	18,529	$18	$1,302,097	$(73)	$(1,190,354)	$111,688
Issuance of common stock for settlement of RSUs	—	—	268	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	2,696	—	—	2,696
Unrealized loss on available-for-sale securities	—	—	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	—	—	(17,984)	(17,984)
Balance as of June 30, 2026	—	$—	18,797	$19	$1,304,792	$(136)	$(1,208,338)	$96,337
Issuance of common stock through employee stock purchase plan	—	—	28	—	83	—	—	83
Issuance of common stock for settlement of RSUs	—	—	48	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,688	—	—	1,688
Unrealized loss on available-for-sale securities	—	—	—	—	—	(108)	—	(108)
Net loss	—	—	—	—	—	—	(14,686)	(14,686)
Balance as of September 30, 2026	—	$—	18,873	$19	$1,306,563	$(244)	$(1,223,024)	$83,314

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

Outset Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(51,648)	$(62,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,837	11,553
Depreciation and amortization	2,088	3,460
Non-cash lease expense	1,257	1,173
Non-cash interest expense	2,131	2,045
Amortization of premium on investments, net	(1,176)	(1,717)
Change in provision for inventories	61	(203)
Change in provision for credit losses	1,639	650
Loss on disposal of property and equipment	—	5
Loss on extinguishment of term loan	—	7,685
Changes in operating assets and liabilities:
Accounts receivable	(3,717)	2,007
Inventories	2,289	10,301
Prepaid expenses and other assets	1,670	360
Accounts payable	3,737	(2,164)
Accrued compensation and related benefits	(770)	(5,966)
Accrued expenses and other current liabilities	3,770	(1,216)
Accrued warranty liability	(350)	(575)
Deferred revenue	(511)	1,979
Operating lease liabilities	(1,165)	(1,326)
Accrued interest	—	(2,695)
Net cash used in operating activities	(32,858)	(36,806)
Cash flows from investing activities:
Purchases of property and equipment	(285)	(575)
Purchases of investment securities	(65,637)	(193,748)
Sales and maturities of investment securities	97,651	88,049
Net cash provided by (used in) investing activities	31,729	(106,274)
Cash flows from financing activities:
Proceeds from ESPP purchases	589	639
Payments on finance lease liabilities	(232)	—
Repayment of term loan and extinguishment costs	—	(204,954)
Proceeds from issuance of term loan, net of issuance costs	—	98,270
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	161,548
Net cash provided by financing activities	357	55,503
Net decrease in cash, cash equivalents and restricted cash	(772)	(87,577)
Cash, cash equivalents and restricted cash as of beginning of period	38,835	127,343
Cash, cash equivalents and restricted cash as of end of period	$38,063	$39,766

Summary of cash, cash equivalents and restricted cash reported within the balance sheets:
Cash and cash equivalents	$33,942	$36,437
Restricted cash	4,121	3,329
Total cash, cash equivalents and restricted cash	$38,063	$39,766

The accompanying notes are an integral part of these unaudited condensed financial statements.

Outset Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow disclosures:
Cash paid for income taxes	$868	$328
Cash paid for interest	$8,123	$12,906
Cash paid for amounts included in the measurement of operating lease liabilities	$1,165	$1,326

Supplemental non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$1,900	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$895	$—
Fair value of common stock warrant	$—	$4,367
Capital expenditures included in accounts payable and accrued expenses	$152	$42
Transfer of inventories to property and equipment	$270	$—

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

Liquidity

Since inception, the Company has incurred net losses and negative cash flows from operations. During the nine months ended September 30, 2026 and 2025, the Company incurred a net loss of $51.6 million and $62.2 million, respectively, and cash outflow from operating activities of $32.9 million and $36.8 million, respectively. As of September 30, 2026, the Company had an accumulated deficit of $1.2 billion.

As of September 30, 2026, the Company had cash, cash equivalents, restricted cash and short-term investments of $140.7 million.

In addition, in January 2025, the Company entered into a credit agreement and guaranty (the Perceptive Credit Agreement) with Perceptive Credit Holdings IV, LP, as administrative agent (Agent) and the lenders from time to time party thereto, which provided a $100 million 5-year term loan at closing and provides an additional term loan of up to $25 million, which is available for funding until July 14, 2027, subject to the achievement of certain revenue milestone, as amended in August 2026, and other customary conditions (the Perceptive Term Loan). The Company is required to comply with certain covenants under the Perceptive Credit Agreement including, among others, requirements as to financial reporting, restrictions on its ability to incur additional indebtedness and to pay any dividends or other distributions on capital stock, maintenance of a minimum cash balance, and achievement of certain specified trailing twelve-month net revenue targets. If the Company fails to comply with any covenants, payments or other terms of the Perceptive Credit Agreement and such failure constitutes an event of default, such event of default would give Agent the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. Further details of obligations under the Perceptive Credit Agreement are described in Note 7.

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

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, that are necessary for the fair statement of the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three- and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations to be anticipated for any other future annual or interim period. The condensed balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date.

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

3. Revenue and Deferred Revenue

Disaggregation of Revenue

Revenue by source consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consoles	$10,470	$8,339	$25,332	$24,362
Consumables	13,224	12,219	38,820	40,572
Total product revenue	23,694	20,558	64,152	64,934
Service and other revenue	9,902	8,873	28,942	25,668
Total revenue	$33,596	$29,431	$93,094	$90,602

Remaining Performance Obligations and Contract Liabilities

As of September 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer service contracts that are unsatisfied or partially unsatisfied was $13.7 million, which is recorded as deferred revenue on the Company’s condensed balance sheets. Of that amount, $13.5 million will be recognized as revenue during the next 12 months and $0.2 million thereafter.

The contract liabilities consist of deferred revenue which represents payments received in advance of revenue recognition. Revenue under these agreements is recognized over the related service period. During the three and nine months ended September 30, 2026, the Company recognized $6.1 million and $16.3 million of previously deferred revenue, respectively.

4. Fair Value Measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		September 30, 2026
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$22,428	$—	$—	$22,428
Short-term investments:
U.S. Treasury securities	Level 1	54,937	—	(118)	54,819
Corporate debt	Level 2	32,080	—	(88)	31,992
Commercial paper	Level 2	15,912	—	(38)	15,874
Total cash equivalents and short-term investments		$125,357	$—	$(244)	$125,113

		December 31, 2025
	Valuation Hierarchy	Amortized Costs	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$24,253	$—	$—	$24,253
Short-term investments:
U.S. Treasury securities	Level 1	77,622	109	—	77,731
Corporate debt	Level 2	47,111	56	(1)	47,166
Commercial paper	Level 2	5,909	4	—	5,913
Foreign entity bond	Level 2	3,126	4	—	3,130
Total cash equivalents and short-term investments		$158,021	$173	$(1)	$158,193

As of September 30, 2026, the remaining contractual maturities for available-for-sale securities were one month to fourteen months. The unrealized losses for securities in an unrealized loss position for more than 12 months as of September 30, 2026, and December 31, 2025 were immaterial. For the three and nine months ended September 30, 2026 and 2025, the Company did not recognize credit loss related to available-for-sale debt securities.

5. Balance Sheet Components

Restricted Cash

In August 2026, the Company entered into a second amendment to the operating lease agreement for its manufacturing facility in Tijuana, Mexico, extending the lease term for five years pursuant to the renewal options in the lease agreement. In December 2025, the Company re-measured the related operating lease liabilities, with a corresponding adjustment to the ROU assets, when the Company determined that it was reasonably certain to exercise one of the two renewal options. As a result of the second amendment, the restricted cash balance increased by $0.3 million. As of September 30, 2026, the Company had $4.1 million of restricted cash related to collateral for the Company’s building leases and a vehicle lease agreement.

Accounts Receivable

The following table presents the activities in the Company’s allowance for credit losses (in thousands):

	September 30,	December 31,
	2026	2025
Balance at beginning of period	$6,092	$2,577
Increase in allowance	2,728	4,487
Write-offs	(1,089)	(972)
Balance at end of period	$7,731	$6,092

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$31,465	$27,183
Work in process	6,913	7,316
Finished goods	6,611	13,110
Total inventories	$44,989	$47,609

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Inventory	$3,419	$2,245
Research and development expenses	553	159
Professional services	1,791	1,022
Customer rebates	2,305	1,937
Other	5,281	4,070
Total accrued expenses and other current liabilities	$13,349	$9,433

6. Commitments and Contingencies

Litigation

On August 29, 2024, a purported stockholder class action lawsuit, Porcelli v. Outset Medical, Inc., et al., 5:24-cv-06124-EJD, was filed in the U.S. District Court for the Northern District of California, against the Company, its Chief Executive Officer, and then-Chief Financial Officer. On October 18, 2024, a second purported stockholder class action lawsuit, Plymouth County Retirement Association v. Outset Medical, Inc., et al., 5:24-cv-06124-HSG, was filed in the same court (together with the first case, the Class Actions). The second lawsuit also named the Company’s prior Chief Financial Officer as a defendant (together with the CEO and then-CFO, the Class Defendants). On March 18, 2025, the court consolidated the Class Actions into one action captioned In re Outset Medical, Inc. Securities Litigation, Case No. 5:24-cv-06124-EJD, appointing a Lead Plaintiff and Lead Counsel. The Lead Plaintiff filed its consolidated amended complaint (Complaint) on June 6, 2025. The Complaint alleged that between September 15, 2020 and August 7, 2024, Class Defendants made materially false or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act) regarding the Company’s business, operations, and prospects related to the sale and marketing of the Tablo Hemodialysis System and TabloCart with Prefiltration, including concerning the impact of certain FDA processes for these products on the Company’s revenue growth. The Class Defendants filed a motion to dismiss the Complaint on August 14, 2025. Following full briefing and a hearing, the Court issued a ruling on March 30, 2026, granting in part and denying in part Class Defendants’ motion to dismiss. On May 1, 2026, Lead Plaintiff filed an amended consolidated complaint (Amended Complaint) naming the Company’s General Counsel and Chief Medical Officer as additional Class Defendants. In addition to reasserting the claims made in the Complaint, the Amended Complaint also added a claim for violation of Section 10(b) and Rule 10b-5(a) and (c) of the Exchange Act, alleging certain Class Defendants engaged in a scheme to defraud investors related to the marketing of the Tablo Hemodialysis System and TabloCart with Prefiltration. The Class Defendants moved to dismiss on June 2, 2026. The motion was fully briefed and on August 28, 2026, the Court took the motion under submission without hearing. No ruling has been issued.

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

7. Term Loan

Term loan consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Principal of term loan	$102,662	$101,502
Unamortized debt discount	(4,294)	(5,265)
Term loan, noncurrent	$98,368	$96,237

Perceptive Term Loan

On January 3, 2025, the Company entered into a senior secured credit facility for borrowings up to an aggregate principal amount of $125.0 million pursuant to the Perceptive Credit Agreement with Perceptive Credit Holdings IV, LP (who also participated in the January and March 2025 private placement of Series A Convertible Preferred Stock). Pursuant to the terms and conditions of the Perceptive Credit Agreement, the lenders agreed to extend term loans to the Company in an aggregate principal amount of up to $125.0 million, comprised of (i) a term loan of $100.0 million (the Initial Term Loan), which was funded on January 8, 2025 (the Closing Date), and (ii) a delayed draw term loan of up to $25.0 million (the Delayed Draw Loan). The Initial Term Loan and the Delayed Draw Loan are referred to collectively as the Perceptive Term Loans. The Delayed Draw Loan is available for funding until July 14, 2027, subject to the achievement of a specific revenue milestone and other customary conditions. On August 5, 2026, the Company entered into an amendment to the Perceptive Credit Agreement (the First Amendment) to (i) amend the covenant to achieve certain trailing twelve-month net revenue targets in the Perceptive Credit Agreement and (ii) reset the exercise price of the Closing Date Warrant (defined below) to $4.838. The First Amendment was accounted for as a debt modification, the impact of which was not material to the Company’s condensed consolidated financial statements.

The principal amount outstanding under the Perceptive Term Loans will accrue interest at a rate per annum equal to (i) the greater of (a) one-month term SOFR or (b) 4.00% per annum, plus (ii) an applicable margin of 8.00%, payable monthly in arrears. During the first two years after the Closing Date, a portion of the accrued interest equal to 1.50% per annum will be paid in kind and added to the principal amount of the Perceptive Term Loans on each monthly interest payment date. The outstanding principal amount of the Perceptive Term Loans will be due and payable on the five year anniversary of the Closing Date (the Maturity Date).

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

The Company may voluntarily prepay the outstanding loan(s), subject to a prepayment premium of (i) 10.0% of the principal amount of the prepaid loan(s), if prepaid prior to or on the first anniversary of the Closing Date, (ii) 8.0% of the principal amount of the prepaid loans, if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, (iii) 4.0% of the principal amount of the prepaid loan(s), if prepaid after the second anniversary of the Closing Date through and including the third anniversary of the Closing Date, (iv) 2.0% of the principal amount of the prepaid Perceptive Term Loans, if prepaid after the third anniversary of the Closing Date through and including the fourth anniversary of the Closing Date, and (v) 0.00% of the principal amount of the prepaid loan(s), if prepaid after the fourth anniversary of the Closing Date.

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

8. Equity Incentive Plan

2020 Equity Incentive Plan (2020 Plan)

As of September 30, 2026, 948,298 shares of common stock were reserved for future issuance under the 2020 Plan.

Inducement Plan

As of September 30, 2026, 26,620 shares of common stock were reserved for future issuance under the Inducement Plan.

Employee Share Purchase Plan (ESPP)

As of September 30, 2026, 96,165 shares of common stock were reserved for issuance in connection with the current and future offering periods under the ESPP.

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

Since 2022, the Company has granted a mix of 50% PSUs and 50% RSUs to its CEO, and a mix of 20% PSUs and 80% RSUs to its other executive officers and certain other senior leaders on an annual basis. These PSUs are earned and vest based on achievement against a performance-based metric and a market-based metric as follows:

•
Performance-based vesting conditions:
o
PSUs granted in 2022 through 2024 are earned based on the number of patients treating at home on Tablo as of the end of the second or third year following the grant date (Year 2 or Year 3), with earned units vesting either (i) 50% after certification of achievement following the end of Year 2 and 50% at the end of Year 3 or (ii) 100% after certification of achievement following the end of Year 3 (Home PSUs); or
o
PSUs granted in 2025 and 2026 are earned based on the Company’s three-year non-GAAP cumulative earnings before interest, income tax, depreciation and amortization (EBITDA) at the end of Year 3, with 100% of earned units vesting after certification of the achievement level following the end of Year 3 (EBITDA PSUs).
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

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in the accompanying condensed statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of revenue	$45	$135	$233	$438
Research and development	363	1,117	1,777	2,426
Sales and marketing	166	1,174	1,040	2,586
General and administrative	1,114	2,654	4,787	6,103
Total stock-based compensation expense	$1,688	$5,080	$7,837	$11,553

9. Income Taxes

For each of the three and nine months ended September 30, 2026 and 2025, the Company incurred an income tax provision which primarily related to foreign income taxes for the Company’s Mexico operations. The U.S. federal and state net deferred tax assets have been fully offset by a valuation allowance, as the Company believes it is not more likely than not that the deferred tax assets will be realized.

10. Net Loss Per Share

The following outstanding potentially dilutive shares were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and Nine Months Ended
	September 30,
	2026	2025
Stock options to purchase common stock	76	82
Restricted stock units	715	762
Performance stock units	13	7
Shares committed under ESPP	16	9
Series A Convertible Preferred Stock	—	343
Warrants to purchase common stock	375	375
Total	1,195	1,578

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

In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “plan,” “expect” or the negative or plural of these words or similar expressions. The forward-looking statements in this report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include those described throughout this Quarterly Report, including in this discussion as well as in the section titled “Risk Factors” under Part II, Item 1A below and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements, like all statements in this report, speak only as of their date, and, except as required by law, we undertake no obligation to update or revise these statements, whether as a result of any new information, future developments or otherwise. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

We generate revenue from the placement of Tablo consoles along with accessories, and shipping and handling charged to customers, which revenue is recognized up-front. We also earn recurring revenue from sales of consumables, including Tablo cartridge, and services, which generates significant total revenue over the life of Tablo consoles. Our total revenues were $33.6 million and $29.4 million for the three months ended September 30, 2026 and 2025, respectively, and $93.1 million and $90.6 million for the nine months ended September 30, 2026 and 2025, respectively.

We primarily sell our solutions through our direct sales organization, which covers most major metropolitan markets in the United States. Our sales organization is comprised of our capital sales team, responsible for generating new customer demand for Tablo, and our clinical sales team, responsible for driving utilization and fleet expansion of Tablo at existing customer sites. In addition, our field service team provides maintenance services and product support to our customers. Our field sales and service teams represent 48% of our total full-time employees as of September 30, 2026. The same sales organization and field service team drive Tablo penetration in both the acute and home markets. We believe the ability to leverage one team to serve both markets will result in significant productivity and cost optimization as we continue to scale our business.

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

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$23,694	$20,558	$64,152	$64,934
Service and other revenue	9,902	8,873	28,942	25,668
Total revenue	33,596	29,431	93,094	90,602
Cost of revenue:
Cost of product revenue	13,233	11,169	33,865	33,962
Cost of service and other revenue	6,692	6,672	20,181	22,117
Total cost of revenue	19,925	17,841	54,046	56,079
Gross profit	13,671	11,590	39,048	34,523
Operating expenses:
Research and development	5,898	5,376	16,966	16,180
Sales and marketing	11,736	13,550	37,167	41,482
General and administrative	8,306	8,477	29,779	25,938
Total operating expenses	25,940	27,403	83,912	83,600
Loss from operations	(12,269)	(15,813)	(44,864)	(49,077)
Interest income and other income, net	1,241	1,855	4,122	5,734
Interest expense	(3,505)	(3,476)	(10,316)	(10,511)
Loss on extinguishment of term loan	—	—	—	(7,685)
Loss before provision for income taxes	(14,533)	(17,434)	(51,058)	(61,539)
Provision for income taxes	153	404	590	623
Net loss	$(14,686)	$(17,838)	$(51,648)	$(62,162)

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Revenue:
Product revenue	$23,694	$20,558	$3,136	15%	$64,152	$64,934	$(782)	(1)%
Service and other revenue	9,902	8,873	1,029	12%	28,942	25,668	3,274	13%
Total revenue	$33,596	$29,431	4,165	14%	$93,094	$90,602	2,492	3%

Product revenue increased by $3.1 million, or 15%, for the three months ended September 30, 2026 as compared to the same period in the prior year. This increase was driven by a $2.1 million increase in console revenue and a $1.0 million increase in consumable revenue.

Product revenue decreased by $0.8 million, or 1%, for the nine months ended September 30, 2026 as compared to the same period in the prior year. This decrease was driven by a $1.8 million decrease in consumable revenue, which was partially offset by a $1.0 million increase in console revenue.

Service and other revenue increased for the three and nine months ended September 30, 2026 as compared to the same periods in the prior year. The increase was primarily due to services associated with growth in our console installed base.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Gross profit and gross margin:
Gross profit	$13,671	$11,590	$2,081	18%	$39,048	$34,523	$4,525	13%
Gross margin	40.7%	39.4%			41.9%	38.1%

Gross profit increased for the three and nine months ended September 30, 2026 as compared to the same periods in the prior year. Gross margin improved by 1.3 percentage points for the three months ended September 30, 2026 and 3.8 percentage points for the nine months ended September 30, 2026 as compared to the same periods in the prior year. These improvements in gross profit and gross margin were primarily driven by higher gross margin on service and other revenue. Such improvements were offset by a lower mix of consumable revenue, which had a higher gross margin than console and service revenues, as compared to the same periods in the prior year.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Operating expenses:
Research and development	$5,898	$5,376	$522	10%	$16,966	$16,180	$786	5%
Sales and marketing	11,736	13,550	(1,814)	(13)%	37,167	41,482	(4,315)	(10)%
General and administrative	8,306	8,477	(171)	(2)%	29,779	25,938	3,841	15%
Total operating expenses	$25,940	$27,403	(1,463)	(5)%	$83,912	$83,600	312	0%

Research and development expenses increased for the three and nine months ended September 30, 2026 as compared to the same periods in the prior year. The increase was primarily due to an increase in consulting expense.

Sales and marketing expenses decreased for the three and nine months ended September 30, 2026 as compared to the same periods in the prior year. The decrease was primarily driven by a decrease in compensation-related and stock-based compensation expenses due to a lower headcount in 2026 compared to the prior year and a decrease in travel expense. These decreases were partially offset by an increase in freight expense.

General and administrative expenses decreased for the three months ended September 30, 2026 as compared to the same period in the prior year. The decrease was primarily driven by a decrease in stock-based compensation expense. The decrease was partially offset by an increase in the allowance for credit losses.

General and administrative expenses increased for the nine months ended September 30, 2026 as compared to the same period in the prior year. The increase was primarily due to an increase in compensation-related expense, higher legal costs related to the stockholder class action and related derivative lawsuits, and an increase in the allowance for credit losses.

Other Income (Expenses), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Other income (expenses), net:
Interest income and other income, net	$1,241	$1,855	$(614)	(33)%	$4,122	$5,734	$(1,612)	(28)%
Interest expense	(3,505)	(3,476)	(29)	1%	(10,316)	(10,511)	195	(2)%
Loss on extinguishment of term loan	—	—	—	—	—	(7,685)	7,685	*
Total other expenses, net	$(2,264)	$(1,621)	(643)	40%	$(6,194)	$(12,462)	6,268	(50)%
* Not meaningful

The decrease in interest income and other income, net for the three and nine months ended September 30, 2026 as compared to the same periods in the prior year were driven by a lower average short-term investment balance in 2026.

The interest expense for the three and nine months ended September 30, 2026 were relatively consistent with the amounts in the same periods in the prior year.

The loss on extinguishment of term loan of $7.7 million was recognized in 2025 for the repayment of our prior term loan facility, pursuant to a loan and security agreement among SLR Investment Corp., as collateral agent, the lenders from time to time party thereto, and us, which included final payment and termination fees.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred net losses and negative cash flows from operations. To date, we have financed our operations and capital expenditures primarily through sales of equity securities, revenue from sales, debt financings, and proceeds from ESPP purchases.

As of September 30, 2026, we had cash, cash equivalents, restricted cash, and short-term investments of $140.7 million.

In addition, in January 2025, we entered into a credit agreement and guaranty (the Perceptive Credit Agreement) with Perceptive Credit Holdings IV, LP, as administrative agent (Agent) and the lenders from time to time party thereto, which provided a $100 million 5-year term loan at closing and will provide an additional term loan of up to $25 million at our election, which is available for funding until July 14, 2027, subject to achievement of a specified revenue milestone, as amended in August 2026, and other customary conditions. We are required to comply with certain covenants under the Perceptive Credit Agreement, including, among others, requirements as to financial reporting, restrictions on our ability to incur additional indebtedness and to pay any dividends or other distributions on capital stock, maintenance of a minimum cash balance, and achievement of certain specified trailing twelve-month net revenue targets. If we fail to comply with any covenants, payments or other terms of the Perceptive Credit Agreement and such failure constitutes an event of default thereunder, such event of default would give Agent the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable.

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

Cash Flows Summary

The following table summarizes the cash flows for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(32,858)	$(36,806)
Investing activities	31,729	(106,274)
Financing activities	357	55,503
Net decrease in cash, cash equivalents and restricted cash	$(772)	$(87,577)

Operating Activities

The net cash used in operating activities of $32.9 million for the nine months ended September 30, 2026 was due to a net loss of $51.6 million and the amortization of premiums on investments of $1.2 million, which were adjusted by stock-based compensation expense of $7.8 million, non-cash interest expense of $2.1 million, depreciation and amortization of $2.1 million, provision for credit losses of $1.6 million, and non-cash lease expense of $1.3 million, and a net cash inflow from the change in our operating assets and liabilities of $5.0 million. The net cash inflow from operating assets and liabilities was primarily due to increases in accounts payable and accrued expenses, and decreases in inventories and prepaid expenses and other assets. This net cash inflow from operating assets and liabilities was partially offset by an increase in accounts receivable, and decreases in operating lease liabilities, accrued compensation and related benefits, deferred revenue and accrued warranty liability.

Investing Activities

The net cash provided by investing activities of $31.7 million for the nine months ended September 30, 2026 was due to the maturities of short-term investment securities of $97.7 million, which was partially offset by purchases of short-term investment securities of $65.6 million and purchases of property and equipment of $0.3 million.

Financing Activities

The net cash provided by financing activities of $0.4 million for the nine months ended September 30, 2026 was due to proceeds from ESPP purchases, partially offset by cash outflow of $0.2 million in payments on finance lease liabilities.

Finance Leases

We have finance leases for vehicles, which generally have a term of three years. Our total finance lease liability as of September 30, 2026 was $1.7 million, which includes $0.6 million due within one year from the most recent balance sheet date and $1.1 million due thereafter.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report, as updated by the risk factors discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026 (Q2 2026 Quarterly Report), which could materially affect our business, financial position, or future results of operations. There have been no material changes to the risk factors described in our 2025 Annual Report, as updated by our Q2 2026 Quarterly Report, except as set forth below. The risks described in our 2025 Annual Report and Q2 2026 Quarterly Report, as updated below, are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also arise and materially impact our business. If any of these risks occur, our business, results of operations and financial condition could be materially and adversely affected and the trading price of our common stock could decline.

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
•
criminal prosecution.

For example, in the third quarter of 2026, the FDA conducted another post-market, quality management system inspection of our San Jose, California facility, following prior inspections in 2023 and 2024. At completion of this most recent inspection, the FDA issued a Form FDA-483 identifying certain inspectional observations that relate to quality system processes, including CAPAs (corrective actions and preventive actions), complaint handling and reporting, change documentation and data analysis. We have provided a timely response to the FDA and have incurred costs and management has dedicated time to address these observations. The costs and expenditures of management time to address the observations are likely to continue in the foreseeable future and may be significant. There is no guarantee that we will be able to successfully address these observations and the FDA may supplement the observations with further regulatory communications and/or official action, and we may also preemptively take actions, any of which could materially and adversely affect our business or financial results.

The FDA can also publish Safety Communications or Letters to Health Care Providers when the agency becomes aware of new issues involving a specific product or, or more broadly, a product family. These communications are posted on the FDA’s website and describe the FDA’s analysis of a current issue and provide specific regulatory approaches and clinical recommendations for patient management. If any of these actions were to occur, it would harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.

In addition, we are required to conduct costly post-market testing and surveillance to monitor the safety and effectiveness of our products, and we must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Outset Medical, Inc.	S-1/A	333-248225	3.1	September 9, 2020

3.2	Amended and Restated Bylaws of Outset Medical, Inc.	S-1/A	333-248225	3.2	September 9, 2020

3.3	Amendment No. 1 To Amended and Restated Bylaws of Outset Medical, Inc., dated January 23, 2025	8-K	001-39513	3.1	January 24, 2025

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-39513	3.1	January 8, 2025

3.5	Certificate of Correction of the Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-39513	3.1	March 11, 2025

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Outset Medical, Inc.	8-K	001-39513	3.1	March 20, 2025

4.1	Form of Common Stock Certificate	S-1/A	333-248225	4.1	September 9, 2020

4.2	Warrant Certificate, dated January 8, 2025, issued by Outset Medical, Inc. to Perceptive Credit Holdings IV, LP	8-K	001-39513	4.1	January 8, 2025

4.3	Description of Outset Medical, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	001-39513	4.3	February 13, 2026

4.4#	Amendment No. 1 to Credit Agreement and Guaranty and Warrant Certificate, dated as of August 5, 2026, by and among Outset Medical, Inc. and Perceptive Credit Holdings IV, LP	10-Q	001-39513	4.4	August 6, 2026

10.1#*	Second Amendment Agreement by and among Inmobiliaria IAMSA, S.A. de C.V. (Sublessor), Baja Fur S.A. de C.V. (Sublessee) and Outset Medical, Inc. (Guarantor), dated as of August 19, 2026

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Outset Medical, Inc.

Date: November 4, 2026	By:	/s/ Leslie Trigg
Leslie Trigg
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Renee Gaeta
Renee Gaeta
Chief Financial Officer (Principal Financial and Accounting Officer)